Form 10-K
period 2019-12-31
SALISBURY BANCORP INC
filed 2020-03-13
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24751

SALISBURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1514263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Bissell Street, Lakeville, CT	06039
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (860) 435-9801

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.10 per share	SAL	NASDAQ

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2019 was $110.1 million based on the closing sales price of $39.00 of such stock. The number of shares of the registrant's Common Stock outstanding as of March 1, 2020, was 2,827,667.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 13, 2020, which will be filed within 120 days of fiscal year ended December 31, 2019, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2019

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

Lending Activities

The Bank originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one-to-four family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in Connecticut's Litchfield County, New York's Dutchess, Orange and Ulster Counties and Massachusetts' Berkshire County in towns proximate to the Bank's fourteen full service offices.

The majority of the Bank's loans as of December 31, 2019, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank's current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters.

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

In addition to loan review's performed by Credit Administration, loan review activities are also performed by an independent third-party loan review firm that evaluates the creditworthiness of borrowers and the appropriateness of the Bank's risk rating classifications. The firm's findings are reported to Credit Administration, Senior Management, and the Board level Loan and Audit Committees.

Trust and Wealth Advisory Services

The Bank provides a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, families, businesses and institutions.

Securities

Salisbury's securities portfolio is structured to diversify the earnings, assets and risk structure of Salisbury, provide liquidity consistent with both projected and potential needs, collateralize certain types of deposits, assist with maintaining a satisfactory net interest margin and comply with regulatory capital and liquidity requirements. Types of securities in the portfolio generally include U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and tax-exempt municipal bonds, among others.

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

The FDIC provides separate insurance coverage of $250 thousand per depositor for each account ownership category. Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. When determining deposit pricing, the Bank considers strategic objectives, competitive market rates, deposit flows, funding commitments and investment alternatives, FHLBB advance rates and rates on other sources of funds.

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

Borrowings

The Bank is a member of the FHLBB, which provides credit facilities for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLBB are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of their FHLBB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLBB limits advances based on a member's assets, total borrowings and net worth. Long-term and short-term FHLBB advances may be utilized as a source of funding to meet liquidity and planning needs when the cost of these funds is favorable as compared to deposits or alternate funding sources. During 2015, Salisbury issued $10 million of subordinated debentures; See “Deposits and Borrowings” in Item 7.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston.

Acquisitions

In April 2018 the Bank completed its purchase and assumption of the Fishkill, New York branch of Orange Bank & Trust Company, which included approximately $8 million in deposits and $8 million in branch related loans. The Bank did not purchase any additional branches in 2019.

Subsidiaries

Salisbury has one wholly-owned subsidiary, Salisbury Bank and Trust Company. The Bank has two wholly-owned subsidiaries, SBT Mortgage Service Corporation and S.B.T. Realty, Inc. SBT Mortgage Service Corporation is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to Salisbury are exempt from the Connecticut Corporate Business Tax. S.B.T. Realty, Inc. was formed to hold New York state real estate.

Employees

At December 31, 2019, the Bank had 173 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP and an employee 401(k) plan. Management considers relations with its employees to be good.

Market Area

Salisbury and the Bank are headquartered in Lakeville, Connecticut, which is located in the northwestern quadrant of Connecticut's Litchfield County. The Bank has a total of fourteen banking offices, four of which are located in Connecticut's Litchfield County; three of which are located in Massachusetts' Berkshire County; five of which are located in New York's Dutchess County, one of which is located in New York's Ulster County, and one of which is located in New York's Orange County. The Bank's primary deposit gathering and lending area consists of the communities and surrounding towns that are served by its branch network in these counties. The Bank also has deposit, lending and trust relationships outside of these areas.

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

The following discussion of the laws, regulations and policies material to the operations of Salisbury and the Bank is a summary and is qualified in its entirety by reference to such laws, regulations and policies. Such statutes, regulations and policies are continually under review by Congress and the Connecticut, New York and Massachusetts State Legislatures and federal and state regulatory agencies. Changes in such laws, regulations, or policies could potentially have a material adverse impact on the banking industry, including Salisbury and the Bank.

Bank Holding Company Regulation

SEC and NASDAQ

Salisbury is subject to the rules and regulations of the SEC and is required to comply with the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Salisbury's common stock is listed on the NASDAQ under the trading symbol “SAL” and, accordingly, Salisbury is also subject to the rules of NASDAQ for listed companies.

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

Dividends

The Bank may pay cash dividends only out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by any Connecticut Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the CTDOB approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may also limit a bank's ability to pay dividends based upon safety and soundness considerations.

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

Federal Regulations

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks, such as the Bank, that are not members of the Federal Reserve System (“state non-member banks”) are required to comply with the following minimum leverage capital requirements: common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements became effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act. Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. The Bank chose the opt-out election. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank's “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to risk-weighted categories ranging from 0% to 1,250%, with higher levels of capital being required for the categories perceived as representing greater risk.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each year until it was fully implemented at 2.5% on January 1, 2019.

In assessing an institution's capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section.

As a bank holding company, Salisbury is subject to FRB capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks.

As of December 31, 2019, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized – at least 5% leverage capital, 6.5% Common Equity Tier 1 capital, 8% Tier 1 risk-based capital and 10% total risk-based capital.
•	Adequately capitalized – at least 4% leverage capital, 4.5% Common Equity Tier 1 capital, 6% Tier 1 risk-based capital and 8% total risk-based capital.
•	Undercapitalized – less than 4% leverage capital, 4.5% Common Equity Tier 1 capital, 6% Tier 1 risk-based capital and 8% total risk-based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.
•	Significantly undercapitalized – less than 3% leverage capital, 3% Common Equity Tier 1 capital, 4% Tier 1 risk-based capital and 6% total risk-based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.
•	Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

Insurance of Deposit Accounts

The Bank's deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to applicable legal limits (generally, $250 thousand per depositor for each account ownership category and $250 thousand for certain retirement plan accounts) and are subject to deposit insurance assessments. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that considers a bank's capital level and supervisory rating. The FDIC assigns an institution to one of the following capital categories based on the institution's financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank's current annual assessment rate is approximately 4.66 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the DIF based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the DIF during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

Among other things, the Dodd-Frank Act: (1) raised the minimum Designated Reserve Ratio (“DRR”), which the FDIC must set each year, to 1.35% (from the former minimum of 1.15%) and removed the upper limit on the DRR (which was formerly capped at 1.5%) and therefore on the size of the DIF; (2) required that the DIF reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016) on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminated the requirement that the FDIC provide dividends from the Fund when the reserve ratio is between 1.35% and 1.50%; and (5) continued the FDIC's authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

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

Federal Reserve System

All depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements currently are assessed on the depository institution's net transaction accounts (mostly checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities. The Bank was in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2019, the Bank had FHLBB stock of $3.2 million and FHLBB advances of $50.9 million.

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

SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black-out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for significant changes or waivers of such code; “real time” filing of periodic reports; the formation of a Public Company Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

As of December 31, 2019, the Bank is subject to section 404(b) of SOX, which requires public companies' annual reports to include the company's own assessment of internal control over financial reporting, and an auditor's attestation. See Item 9A “CONTROLS AND PROCEDURES” for management's assessment of internal controls and Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA” for the auditor's attestation.

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

Availability of Securities and Exchange Commission Filings

Salisbury makes available free of charge on its website (salisburybank.com) under shareholder relations a link to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after such reports are electronically filed with or furnished to the SEC. Such reports filed with the SEC are also available on its website (www.sec.gov). Information about accessing company filings can be obtained by calling 1-800-SEC-0330. Information on Salisbury's website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about Salisbury's business and operations on its website. Copies of these filings may also be obtained from Salisbury free of charge upon request.

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential	19-20, 24-32
II.	Investment Portfolio	24, 49-51
III.	Loan Portfolio	25-29, 51-56
IV.	Summary of Loan Loss Experience	21, 51-56
V.	Deposits	29, 59
VI.	Return on Equity and Assets	31
VII.	Short-Term Borrowings	29-30, 60

Item 1A.	RISK FACTORS

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

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. At December 31, 2019, Salisbury had $13.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury's financial condition and results of operations.

Salisbury's ability to pay dividends substantially depends upon its receipt of dividends from the Bank.

Cash dividends from the Bank and Salisbury's liquid assets are the principal sources of funds for paying cash dividends on Salisbury's common stock. Unless Salisbury receives dividends from the Bank or chooses to use its liquid assets, it may not be able to pay dividends. The Bank's ability to pay dividends to Salisbury is subject to its condition and profitability as well as its regulatory requirements.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services as well as the emergence of online bank competitors. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Salisbury's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of Salisbury's competitors have substantially greater resources to invest in technological improvements. Salisbury may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Salisbury's business and, in turn, its financial condition and results of operations.

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

If customer information was to be misappropriated and used fraudulently, due to a breach of our systems, or those of third-party vendors or service providers, including as a result of cyberattacks, Salisbury could be exposed to potential liability and reputation risk as well as increased costs.

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

In addition, Salisbury relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communications and information exchange. Despite the safeguards instituted by Salisbury, any system is susceptible to a breach of security. In addition, Salisbury relies on the services of a variety of third-party vendors to meet Salisbury's data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Salisbury's information systems or that of its vendors could damage Salisbury's reputation, result in a loss of customer business or expose Salisbury to civil litigation and possible financial loss. Such costs and/or losses could materially impact Salisbury's earnings.

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

In addition, changes in tax law, such as the federal tax reform provisions recently enacted, may adversely affect Salisbury's lending business and performance, especially those provisions regarding the deductibility of residential mortgage interest and state property taxes.

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

Salisbury may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for the Company's issued subordinated debentures and other financing agreements.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has subordinated notes in connection with its issuance of subordinated debt in 2015, which in December 2020 transition to variable rates that are indexed to USD-LIBOR. Salisbury is monitoring the transition from LIBOR to a new reference rate and its impact on the repricing of Salisbury's subordinated debt.

Salisbury may be adversely affected by a world-wide pandemic.

Although Salisbury does not generally engage in international business activities directly, certain of our customers may be engaged in international trade, travel and tourism. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus or other potential virus outbreaks. In addition, entire industries such as agriculture and aviation, may be adversely impacted due to lower economic activity in the affected countries. As a result, the coronavirus outbreak may have an adverse impact generally on the economy in the United States and on Salisbury.

Salisbury may be adversely affected by the 2020 election.

Uncertainty around the 2020 election may result in reduced economic activity as businesses and individuals wait to evaluate the outcome of elections and control of Congress and the White House. In addition, if enacted, certain proposals of the various candidates may have an adverse impact on the conduct and profitability of businesses, including companies and banks like Salisbury and the Bank through increased regulation.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Salisbury does not directly own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through an additional thirteen full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, New Paltz, Poughkeepsie, and Red Oaks Mill, New York. The Bank owns its main office and seven of its branch offices and its Canaan Operations office, and currently leases six branch offices.

In addition, in April 2018 the Bank completed its purchase and assumption of the Fishkill, New York branch of Orange Bank & Trust Company. The Bank also consolidated its previous Fishkill, New York branch with the new Fishkill, New York branch. In March 2018, the Bank relocated its current branch in Newburgh, New York to another location in the same city. The Bank entered into a lease agreement for the new facility and it ceased paying rent for the previous location as of April 1, 2018. In September 2019, the Bank completed the purchase of its New Paltz, New York branch, which had been previously treated as a finance lease. For additional information, see Note 8, “Bank Premises and Equipment,” and Note 5 “Leases” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Lakeville Office [1]	5 Bissell Street, Lakeville, CT	Owned	—
Administrative Office	19 Bissell Street, Lakeville, CT	Owned	—
Salisbury Office	18 Main Street, Salisbury, CT	Owned	—
Sharon Office	5 Gay Street, Sharon, CT	Owned	—
Canaan Operations	94 Main Street, Canaan, CT	Owned	—
Canaan Office	100 Main Street, Canaan, CT	Owned	—
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/9/20[1]
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	—
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	12/30/28
Millerton Office	87 Main Street, Millerton, NY	Owned	—
Poughkeepsie Office	11 Garden Street, Poughkeepsie, NY	Owned	—
Fishkill Office	701 Route 9, Fishkill, NY	Leased	9/29/29
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	8/01/23
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	7/31/22
Newburgh Office	801 Auto Park Place, Newburgh, NY	Leased	12/31/21
New Paltz Office	275 Main Street, New Paltz, NY *	Owned	—

1Salisbury has the option to renew this lease for a two year term, which would expire on 9/8/22.

Item 3.	LEGAL PROCEEDINGS

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

Market Information

Salisbury's common stock trades on the NASDAQ Capital Market under the symbol “SAL”.

Holders

There were approximately 2,308 holders of record of the common stock of Salisbury as of March 9, 2020. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Dividends

For a discussion of Salisbury's dividend policy and restrictions on dividends see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption “Dividends.” See also, Note 14 – “Shareholders' Equity” of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

For the information required by this item see Note 16 – “Long Term Incentive Plans” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table contains certain information concerning the financial position and results of operations of Salisbury at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2019	2018	2017	2016	2015
Statement of Income
Interest and dividend income	$43,413	$40,372	$35,521	$34,454	$34,610
Interest expense	9,301	7,221	4,238	3,849	3,026
Net interest and dividend income	34,112	33,151	31,283	30,605	31,584
Provision for loan losses	955	1,728	1,020	1,835	917
Gains on securities, net	263	318	178	584	192
Trust and wealth advisory	3,995	3,700	3,477	3,338	3,265
Service charges and fees	4,028	3,718	3,718	3,133	2,986
Gains on sales of mortgage loans, net	116	89	125	229	274
Mortgage servicing, net	307	308	255	156	47
Other	541	812	483	451	510
Non-interest income	9,250	8,945	8,236	7,891	7,274
Non-interest expense	28,912	29,835	29,329	27,387	25,921
Income before income taxes	13,495	10,533	9,170	9,274	12,020
Income tax provision	2,359	1,709	2,914	2,589	3,563
Net income	11,136	8,824	6,256	6,685	8,457
Net income allocated to common stock	10,976	8,713	6,201	6,633	8,298
Financial Condition
Total assets	$1,112,448	$1,121,554	$986,984	$935,366	$891,192
Loans receivable, net	927,413	909,279	801,703	763,184	699,018
Allowance for loan losses	8,895	7,831	6,776	6,127	5,716
Securities	95,925	97,150	82,860	82,834	79,870
Deposits	919,506	926,739	815,495	781,770	754,533
Federal Home Loan Bank of Boston advances	50,887	67,154	54,422	37,188	26,979
Repurchase agreements	8,530	4,104	1,668	5,535	3,914
Subordinated debt, net of issuance costs	9,859	9,835	9,811	9,788	9,764
Total shareholders' equity	113,655	103,459	97,514	94,007	90,574
Non-performing assets	3,934	8,324	7,354	12,565	16,264
Wealth assets under administration	777,503	648,027	610,218	516,350	371,012
Discretionary wealth assets under administration	498,737	398,287	394,673	366,167	299,148
Non-discretionary assets under administration	278,766	249,740	215,545	150,183	71,864
Per Common Share Data
Earnings, basic	$3.95	$3.15	$2.25	$2.43	$3.04
Earnings, diluted	3.93	3.13	2.24	2.41	3.02
Cash dividends declared and paid	1.12	1.12	1.12	1.12	1.12
Tangible book value	34.98	31.45	29.39	28.90	27.69
Statistical Data
Net interest margin (taxable equivalent)	3.27%	3.35%	3.58%	3.69%	3.99%
Efficiency ratio (taxable equivalent)	64.12	69.13	66.79	66.74	63.03
Effective tax rate	17.48	16.23	31.78	27.92	29.64
Return on average assets	1.00	0.83	0.63	0.72	0.94
Return on average common shareholders' equity	10.22	8.84	6.42	7.16	9.36
Dividend payout ratio	28.36	35.56	49.76	46.16	36.82
Allowance for loan losses to loans receivable, gross	0.95	0.85	0.84	0.80	0.81
Non-performing assets to total assets	0.35	0.74	0.74	1.34	1.82
Tier 1 leverage capital (Bank)	9.60	8.83	9.25	9.51	9.37
Total risk-based capital (Bank)	12.84	12.09	12.54	12.92	13.10
Weighted average common shares outstanding, basic	2,782	2,763	2,755	2,733	2,706
Weighted average common shares outstanding, diluted	2,794	2,780	2,774	2,749	2,723

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In June 2017, the Bank completed its acquisition of the New Paltz, New York branch of Empire State Bank. In April 2018, the Bank completed its acquisition of the Fishkill, New York branch of Orange Bank & Trust Company and consolidated its existing Fishkill branch into that new location. In September 2019, the Bank completed the purchase of its New Paltz, New York branch, which had previously treated as a finance lease.

Critical Accounting Policies and Estimates

Salisbury's consolidated financial statements follow U. S. GAAP as applied to the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

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

For both goodwill and for the core deposit intangible, the comparable transaction methodology was used to assess, and conclude that there was no impairment at December 31, 2019.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2019 and 2018

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $1.1 million in 2019 over 2018. The net interest margin decreased 8 basis points to 3.27% from 3.35%, due to a 22 basis point increase in the average cost of interest-bearing liabilities partly offset by a 10 basis point increase in the average yield on interest-earning assets. The net interest margin was affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Loans (a)(d)(f)	$922,906	$871,557	$780,968	$40,176	$37,504	$33,824	4.35%	4.30%	4.33%
Securities (c)(d)	96,150	87,880	79,767	2,940	2,406	2,130	3.06	2.74	2.67
FHLBB stock	3,287	4,748	3,551	227	238	142	6.91	5.01	4.00
Short term funds (b)	36,109	41,348	36,351	675	695	343	1.87	1.68	0.94
Total earning assets	1,058,452	1,005,533	900,637	44,018	40,843	36,439	4.16	4.06	4.05
Other assets	58,204	53,630	56,859
Total assets	$1,116,656	$1,059,163	$957,496
Interest-bearing demand deposits	$155,463	$147,751	$135,756	602	460	319	0.39	0.31	0.23
Money market accounts	222,090	195,741	191,407	2,333	1,391	685	1.05	0.71	0.36
Savings and other	175,011	171,662	145,779	1,517	1,100	425	0.87	0.64	0.29
Certificates of deposit	159,862	134,057	116,608	2,872	1,706	1,054	1.80	1.27	0.90
Total interest-bearing deposits	712,426	649,211	589,550	7,324	4,657	2,483	1.03	0.72	0.42
Repurchase agreements	4,913	3,340	2,517	24	12	5	0.49	0.36	0.20
Finance lease	4,010	2,839	1,157	170	178	96	4.24	6.27	8.30
Note payable	262	296	327	16	18	18	6.11	6.08	5.50
Subordinated debt (net of issuance costs)	9,847	9,823	9,799	624	624	624	6.34	6.35	6.37
FHLBB advances	38,303	64,250	35,309	1,143	1,734	1,012	2.98	2.70	2.87
Total interest-bearing liabilities	769,761	729,759	638,659	9,301	7,223	4,238	1.21	0.99	0.66
Demand deposits	231,221	223,329	216,151
Other liabilities	6,699	6,266	5,937
Shareholders' equity	108,975	99,809	96,749
Total liabilities & shareholders' equity	$1,116,656	$1,059,163	$957,496
Net interest income (d),(f)				$34,717	$33,620	$32,201
Spread on interest-bearing funds							2.95	3.07	3.39
Net interest margin (e)							3.27	3.35	3.58
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $0.6 million, $0.5 million and $0.9 million, respectively for 2019, 2018 and 2017 on tax-exempt securities and loans for which income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2019, 2018 and 2017 reflects net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $0 million, $0.8 million and $1.2 million, respectively.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2019 versus 2018			2018 versus 2017
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$2,222	$450	$2,672	$3,911	$(231)	$3,680
Securities	240	294	534	219	57	276
FHLBB stock	(87)	76	(11)	54	42	96
Short term funds	(93)	73	(20)	66	286	352
Interest-earning assets	2,282	893	3,175	4,250	154	4,404
Deposits	552	2,114	2,666	340	1,834	2,174
Repurchase agreements	7	5	12	2	5	7
Finance lease	62	(70)	(8)	123	(41)	82
Note payable	(2)	—	(2)	(2)	2	—
Subordinated Debt	2	(2)	—	2	(2)	—
FHLBB advances	(737)	146	(591)	805	(83)	722
Interest-bearing liabilities	(116)	2,193	2,077	1,270	1,715	2,985
Net change in net interest income	$2,398	$(1,300)	$1,098	$2,980	$(1,561)	$1,419

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

Interest and Dividend Income

Tax equivalent interest and dividend income increased $3.2 million, or 7.8%, to $44.0 million in 2019.

Loan income increased $2.7 million, or 7.1%, to $40.2 million in 2019. The increase was primarily due to a $51.3 million, or 5.9%, increase in average loans, and a 5 basis point increase in average yield. Interest income for 2019 and 2018 reflects purchase accounting adjustments consisting of net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $0 million and $0.8 million, respectively.

Tax equivalent interest and dividend income from securities increased $0.5 million, or 22.2%, to $2.9 million in 2019, as a result of a $8.3 million, or 9.4%, increase in average security balances, and a 32-basis point increase in average yield. Interest from short term funds decreased $20 thousand in 2019 as a result of a 19 basis point increase in average yield, partially offset by a $5.2 million, or 12.7%, decrease in average short term balances.

Interest Expense

Interest expense increased $2.1 million, or 28.8%, to $9.3 million in 2019.

Interest expense on interest bearing deposit accounts increased $2.7 million, or 57.2%, to $7.3 million in 2019, as a result of a $63.2 million, or 9.7%, increase in average interest-bearing deposits and a 31 basis point increase in the average rate to 1.03%. The increase in the average certificate of deposit balance from 2018 reflected higher average brokered certificates of deposits balances of $20.3 million and a $3.0 million increase in average one-way buys executed through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to fund operations and to manage liquidity.

Interest expense on FHLBB advances decreased $0.6 million, or 34.1%, due to a $25.9 million, or 40.4%, decrease in average advances, partially offset by a 28 basis point increase in the average borrowing rate to 2.98%.

In December 2015, Salisbury issued $10 million of subordinated debentures. The proceeds of such issuance, along with cash-on-hand, were used by Salisbury to fully redeem $16 million of its outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U.S. Treasury's SBLF program. Interest expense on the subordinated debt for 2019 and 2018 was $0.6 million and $0.6 million, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.0 million for 2019, compared with $1.7 million for 2018. Net loan charge-offs were $0.6 million and $0.7 million, for the respective years. The lower provision for loan losses in 2019 primarily reflected lower originations. In first quarter 2019, Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, which is reflected in the table below as the “acquisition discount transfer”, gross loans receivable and the allowance for loan losses increased by $0.7 million. The balance of net loans receivable did not change as a result of this transfer.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$7,831	$6,776	$6,127	$5,716	$5,358
Acquisition Discount Transfer	663	—	—	—	—
Provision for loan losses	955	1,728	1,020	1,835	917
Charge–offs
Real estate mortgages	(461)	(558)	(733)	(1,031)	(1,061)
Commercial and industrial	(145)	(108)	(162)	(452)	(69)
Consumer	(36)	(81)	(76)	(67)	(82)
Charge-offs	(642)	(747)	(971)	(1,550)	(1,212)
Recoveries
Real estate mortgages	5	18	286	32	129
Commercial and industrial	46	27	296	72	498
Consumer	37	29	18	22	26
Recoveries	88	74	600	126	653
Net charge-offs	(554)	(673)	(371)	(1,424)	(559)
Balance, end of period	$8,895	$7,831	$6,776	$6,127	$5,716

Loans receivable, gross	$934,946	$915,689	$807,190	$768,064	$703,545
Non-performing loans	3,620	6,514	6,635	8,792	16,265
Accruing loans past due 30-89 days	2,077	2,165	3,536	4,537	4,499
Ratio of allowance for loan losses:
to loans receivable, gross	0.95%	0.85%	0.84%	0.80%	0.81%
to non-performing loans	245.65	120.21	102.13	69.69	35.15
Ratio of non-performing loans to loans receivable, gross	0.39	0.71	0.82	1.14	2.31
Ratio of accruing loans past due 30-89 days to loans receivable, gross	0.22	0.24	0.44	0.59	0.64

The reserve coverage at December 31, 2019, as measured by the ratio of allowance for loan losses to gross loans, was 0.95%, as compared with 0.85% at December 31, 2018. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $2.9 million to $3.6 million, or 0.39% of gross loans receivable, at December 31, 2019, down from $6.5 million or 0.71% of gross loans receivable at December 31, 2018. The decline in non-performing loans from the prior year end primarily reflected pay-offs of $1.6 million, upgrades to performing status of $0.9 million and write-downs of $0.4 million. Accruing loans past due 30-89 days decreased $0.1 million to $2.1 million, or 0.22% of gross loans receivable at December 31, 2019. See “Overview – Loan Credit Quality” below for further discussion and analysis.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Trust and wealth advisory	$3,995	$3,700	$3,477	$295	8.0%	$223	6.4%
Service charges and fees	4,028	3,718	3,718	310	8.3	—	—
Gains on sales of mortgage loans, net	116	89	125	27	30.3	(36)	(28.8)
Mortgage servicing, net	307	308	255	(1)	(0.3)	53	20.9
Gains (Losses) on CRA mutual fund	25	(18)	—	43	(238.9)	(18)	n/a
Gains on securities, net	263	318	178	(55)	(17.3)	140	78.7
Bank-owned life insurance (“BOLI”) income	392	337	343	55	16.3	(6)	(1.7)
Gain on bank-owned life insurance	—	341	—	(341)	(100.0)	341	n/a
Other	124	152	140	(28)	(18.4)	12	8.6
Total non-interest income	$9,250	$8,945	$8,236	$305	3.4%	$709	8.6%

Non-interest income increased $305 thousand, or 3.4%, in 2019 versus 2018. Trust and Wealth Advisory revenues increased $295 thousand primarily due to increased market values and a higher volume of assets under management. Service charges and fees increased $310 thousand from 2018 on higher interchange and wire fees as well as higher loan prepayment penalties. Gains on sales of mortgage loans increased $27 thousand on higher sales volume. Mortgage loans sales totaled $6.4 million in 2019 versus $4.6 million in 2018. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $106.3 million and $111.4 million at December 31, 2019 and 2018, respectively. In 2018, the Bank recorded a non-taxable gain of $341 thousand related to proceeds received from a BOLI policy due to the death of a covered former employee.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Salaries	$12,048	$12,003	$11,135	$45	0.4%	$868	7.8%
Employee benefits	4,384	4,280	3,767	104	2.4	513	13.6
Premises and equipment	4,016	4,535	3,831	(519)	(11.4)	704	18.4
Data processing	2,201	2,119	2,057	82	3.9	62	3.0
Professional fees	2,213	2,236	2,499	(23)	(1.0)	(263)	(10.6)
OREO gains, losses and write-downs, net	408	275	1,716	133	48.4	(1,441)	(84.0)
Collections, OREO, and loan related	436	578	463	(142)	(24.6)	115	24.8
FDIC insurance	261	579	497	(318)	(54.9)	82	16.5
Marketing and community support	619	815	793	(196)	(24.0)	22	2.8
Amortization of intangibles	388	454	533	(66)	(14.5)	(79)	(14.8)
Other	1,938	1,961	2,038	(23)	(1.2)	(77)	(3.8)
Non-interest expense	$28,912	$29,835	$29,329	($923)	(3.1%)	$506	1.7%

Non-interest expenses decreased $923 thousand, or 3.1%, in 2019 versus 2018. Salaries expense increased $45 thousand due to higher base salaries, merit increases, and short-term incentive accruals partly offset by lower production accruals due to lower loan volume. Employee benefits expense for 2019 included a non-recurring reduction of $328 thousand, which reflected changes to the calculation of death benefits for bank-owned life insurance policies. This credit, as well as lower 401K and ESOP accruals, was mostly offset by higher medical insurance costs and higher deferred compensation accruals. Premises and equipment expense decreased $519 thousand from 2018 as the prior year included a charge of $171 thousand to write-off the remainder of the lease and fixed assets related to the Bank's previously occupied Fishkill, New York branch location as well as a charge of $95 thousand to write-off the remaining term of a third-party software contract. Software maintenance costs and depreciation costs were also lower. Data processing expense increased $82 thousand mainly as a result of higher core data processing costs. The decrease of $23 thousand in professional fees reflected lower consulting and internal audit costs partly offset by higher external audit and regulatory exam costs, as well as higher investment management expenses. OREO losses and write-downs increased $133 thousand from 2018. Collections, OREO and appraisal expenses decreased $142 thousand primarily due to lower appraisal fees, lower carrying costs and lower taxes. The $318 thousand decrease in FDIC insurance reflected $240 thousand in non-recurring assessment credits received by the Bank in 2019. Marketing and community support decreased $196 thousand due to costs incurred in the prior year for the Fishkill, New York branch relocation, the timing of contributions and lower overall marketing spend. Amortization of intangibles and all other operating expenses collectively decreased $89 thousand from 2018.

Income Taxes

The effective income tax rates for 2019 and 2018 were 17.5% and 16.2%, respectively. Salisbury's effective tax rate was less than the 21% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax-exempt income. For further information on income taxes, see Note 13 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2019, 2018 or 2017, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. Salisbury avails itself of this benefit through its PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

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

Tax equivalent interest and dividend income from securities increased $276 thousand, or 13.0%, to $2.4 million in 2018, as a result of a $8.1 million, or 10.2%, increase in average security balances, and a 7 basis point increase in average yield. Interest from short term funds increased $352 thousand in 2018 as a result of a 74 basis point increase in average yield and $5.0 million, or 13.7%, increase in average short term balances.

Interest Expense

Interest expense increased $3.0 million, or 70.4%, to $7.2 million in 2018.

Interest expense on interest bearing deposit accounts increased $2.2 million, or 87.6%, to $4.7 million in 2018, as a result of a $59.7 million, or 10.1%, increase in average interest-bearing deposits and a 30 basis point increase in the average rate to 0.72%. The increase in the certificate of deposit balance from 2017 included $20 million of brokered certificates of deposits and $19.4 million of one-way buys executed through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to fund operations and to manage liquidity.

Interest expense on FHLBB advances increased $722 thousand, or 71.3%, due to a $28.9 million, or 82.0%, increase in average advances, partially offset by a 17 basis point decrease in the average borrowing rate to 2.70%.

In December 2015, Salisbury issued $10 million of subordinated debentures. The proceeds of such issuance, along with cash-on-hand, were used by Salisbury to fully redeem $16 million of its outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U.S. Treasury's SBLF program. Interest expense on the subordinated debt for 2018 and 2017 was $624 thousand and $624 thousand, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.7 million for 2018, compared with $1.0 million for 2017. Net loan charge-offs were $0.7 million and $0.4 million, for the respective years. The higher provision for loan losses in 2018 reflected lower recoveries partly offset by lower charge-offs.

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

Non-Interest Income

Non-interest income increased $709 thousand, or 8.6%, in 2018 versus 2017. Trust and Wealth Advisory revenues increased $223 thousand primarily due to increased market values and a higher volume of assets under management, as well as higher estate planning fees. Service charges and fees were unchanged from 2017 as higher interchange fees were offset by lower deposit fees. Gains on sales of mortgage loans decreased $36 thousand on lower sales volume. Mortgage loans sales totaled $4.6 million in 2018 versus $5.4 million in 2017. Income from servicing of mortgage loans increased $53 thousand due primarily to a reduction in the amortization of mortgage servicing rights. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $111.4 million and $117.5 million at December 31, 2018 and 2017, respectively. Gains on the sale of securities increased $140 thousand in 2018 versus 2017. In 2018, the Bank recorded a non-taxable gain of $341 thousand related to proceeds receivable from a BOLI policy due to the death of a covered former employee, and combined with $337 thousand in income on BOLI resulted in a $335 thousand increase over 2017.

Non-Interest Expense

Non-interest expenses of $29.8 million for 2018 included charges of $275 thousand related to the write down of OREO properties compared with OREO charges of $1.7 million in 2017. Excluding OREO related charges, non-interest expenses increased $1.9 million, or 7.05% in 2018 versus 2017. Salaries expense increased $868 thousand due to higher base salaries, merit increases, sales production, as a result of higher loan volume, and short-term incentive accruals. Employee benefits expense increased primarily due to higher 401K, ESOP and deferred compensation expenses. Premises and equipment expense increased $704 thousand from 2017. The increase included a charge of $171 thousand to write-off the remainder of the lease and fixed assets related to the Bank's previously occupied Fishkill, New York branch location as well as a charge of $95 thousand to write-off the remaining term of a third-party software contract. Building maintenance and depreciation costs were also higher. Data processing expense increased $62 thousand mainly as a result of higher core data processing costs. The decrease of $263 thousand in professional fees reflected lower legal, consulting, audit and investment management expenses. Collections, OREO and appraisal expenses decreased $1.3 million primarily due to the decline in OREO charges noted above, which were partly offset by a reduction of accruals in 2017 related to OREO carrying costs and delinquent real estate taxes on bank-owned OREO properties. Marketing and community support increased $22 thousand mainly related to an increase in community donations. Amortization of intangibles and all other operating expenses decreased $79 thousand and $77 thousand respectively, for 2017.

Income Taxes

The effective income tax rates for 2018 and 2017 were 16.23% and 31.78%, respectively. The decline in the effective tax rate from 2017 primarily reflected the enactment of the Tax Cuts and Jobs Act (“TCJA”) in December 2017, which reduced the federal statutory tax rate from 34% to 21% for tax years beginning in 2018, and also included a discrete charge of $445 thousand related to the remeasurement of Salisbury's net deferred tax assets as a result of the enactment of the new law. Salisbury's effective tax rate was less than the 21% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax exempt income. For further information on income taxes, see Note 13 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2019, 2018 or 2017, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. Salisbury avails itself of this benefit through its PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Overview

Assets

During 2019, Salisbury's assets decreased by $9.1 million to $1.112 billion, while net loans increased $18.1 million at December 31, 2019. At December 31, 2019, Salisbury's tangible book value and book value per common share were $34.98 and $40.22, respectively. The Bank's Tier 1 leverage and total risk-based capital ratios were 9.60% and 12.84%, respectively. As of December 31, 2019, the Bank was categorized as "well capitalized."

Securities and Short-Term Funds

During 2019, securities decreased $1.2 million to $95.9 million, while short-term funds (cash and due from banks and interest-bearing deposits with other banks) decreased $31.6 million to $26.9 million. The carrying values of securities are as follows:

December 31, (dollars in thousands)	2019	2018	2017
Available-for-Sale
U.S. Government agency notes	$4,644	$7,670	$—
Municipal bonds	27,193	5,379	3,486
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	29,357	57,446	56,157
Collateralized mortgage obligations:
U.S. Government agencies	25,499	17,747	15,019
Corporate bonds	5,108	3,576	3,550
CRA mutual fund	882	836	835
Non-Marketable
FHLBB stock	3,242	4,496	3,813
Total Securities	$95,925	$97,150	$82,860

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. In 2009 Salisbury determined that five non-agency CMO securities reflected OTTI and recognized losses for deterioration in credit quality of $1.1 million. In 2018 Salisbury sold its remaining non-agency CMO securities for a pre-tax gain of $302 thousand. Management does not consider any of its securities to be OTTI at December 31, 2019.

It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity.

The carrying value of such securities judged to be OTTI are as follows:

Available-for-Sale (dollars in thousands)	Par value	Carrying value	Fair value
Non-agency CMO
December 31, 2019	$—	$—	$—
December 31, 2018	—	—	—
December 31, 2017	1,055	651	981

Accumulated other comprehensive income at December 31, 2019 included net unrealized holding gains, net of tax, of $1.4 million, which is an increase of $1.6 million from December 31, 2018.

Loans

During 2019, net loans receivable increased $18.1 million, or 2%, to $927.4 million at December 31, 2019. Salisbury's retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2019, Salisbury originated $53.4 million of residential mortgage loans and $7.5 million of home equity loans for the portfolio, compared with $64.0 million and $7.7 million, respectively, in 2018. During 2019, total residential mortgage and home equity loans receivable declined by $1.4 million to $427.4 million at December 31, 2019, and represent 45.7% of gross loans receivable. The decline from year end 2018 partly reflected the pay-off of a residential mortgage loan of approximately $8.0 million in the first quarter of 2019. During 2019, Salisbury's residential mortgage lending department also originated and sold $6.4 million of residential mortgage loans, compared with $4.6 million during 2018. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounted to $6.4 million at December 31, 2019, represent 0.7% of gross loans receivable.

Salisbury's commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients' credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $155.4 million of commercial loans during 2019 compared with $198.4 million in 2018. Total commercial loans, which include commercial real estate, commercial and industrial and municipal loans, increased $19.8 million to $489.6 million at December 31, 2019, and represent 52.4% of gross loans receivable.

The principal categories of loans receivable and loans held-for-sale are as follows:

December 31, (in thousands)	2019	2018	2017	2016	2015
Residential 1-4 family	$346,299	$345,862	$317,639	$301,128	$269,294
Residential 5+ multifamily	35,455	36,510	18,108	13,625	12,547
Construction of residential 1-4 family	11,889	12,041	11,197	10,951	7,998
Home equity lines of credit	33,798	34,433	33,771	35,487	35,017
Residential real estate	427,441	428,846	380,715	361,191	324,856
Commercial	289,795	283,599	249,311	235,482	218,275
Construction of commercial	8,466	8,976	9,988	5,398	11,399
Commercial real estate	298,261	292,575	259,299	240,880	229,674
Farm land	3,641	4,185	4,274	3,914	3,193
Vacant land	7,893	8,322	7,883	6,600	8,563
Real estate secured	737,236	733,928	652,171	612,585	566,286
Commercial and industrial	169,411	162,905	132,731	141,473	121,421
Municipal	21,914	14,344	17,494	8,626	9,566
Consumer	6,385	4,512	4,794	5,380	6,272
Loans receivable, gross	934,946	915,689	807,190	768,064	703,545
Deferred loan origination fees and costs, net	1,362	1,421	1,289	1,247	1,189
Allowance for loan losses	(8,895)	(7,831)	(6,776)	(6,127)	(5,716)
Loans receivable, net	$927,413	$909,279	$801,703	$763,184	$699,018
Loans Held-for-sale
Residential 1-4 family	$332	$—	$669	$—	$763

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2019 (in thousands)	Within 1 year	Within 2-5 years	After 5 years	Total
Residential	$3,411	$7,741	$382,491	$393,643
Home equity lines of credit	1,153	534	32,111	33,798
Commercial	16,611	16,071	257,113	289,795
Construction of commercial	—	1,189	7,277	8,466
Land	2,319	192	9,023	11,534
Real estate secured	23,494	25,727	688,015	737,236
Commercial and industrial	31,360	36,268	101,783	169,411
Municipal	6,447	10,056	5,411	21,914
Consumer	1,267	2,178	2,940	6,385
Loans receivable, gross	$62,568	$74,229	$798,149	$934,946

The composition of loans receivable with either fixed, variable or adjustable interest rates is as follows:

December 31, 2019 (in thousands)	Fixed interest rates	Variable or adjustable interest rates	Total Loans
Residential	$179,415	$214,228	$393,643
Home equity lines of credit	—	33,798	33,798
Commercial	83,657	206,138	289,795
Construction of commercial	7,746	720	8,466
Land	2,391	9,143	11,534
Real estate secured	273,209	464,027	737,236
Commercial and industrial	70,581	98,830	169,411
Municipal	20,203	1,711	21,914
Consumer	3,783	2,602	6,385
Loans receivable, gross	$367,776	$567,170	$934,946
Percentage of Total	39.3%	60.7%	100.0%

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

Past Due Loans

Loans past due 30 days or more decreased $3.2 million during 2019 to $4.4 million, or 0.47% of gross loans receivable at December 31, 2019, compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018. The components of loans past due 30 days or greater are as follows:

(in thousands)	2019	2018	2017
Past due 30-59 days	$1,351	$1,435	$2,594
Past due 60-89 days	726	730	942
Past due 90-179 days	3	795	31
Accruing loans	2,080	2,960	3,567
Past due 30-59 days	290	208	1,186
Past due 60-89 days	—	108	684
Past due 90-179 days	271	812	516
Past due 180 days and over	1,775	3,517	3,164
Non-accrual loans	2,336	4,645	5,550
Total loans past due 30 days and over	$4,416	$7,605	$9,117

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower's financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Non-Performing Assets

Non-performing assets decreased $4.4 million to $3.9 million at December 31, 2019, or 0.35% of assets, from $8.3 million or 0.74% of assets at December 31, 2018. The components of non-performing assets are as follows:

December 31, (in thousands)	2019	2018	2017	2016	2015
Residential 1-4 family	$1,551	$2,092	$2,045	$1,920	$6,446
Residential 5+ multifamily	861	1,000	151	163	89
Home equity lines of credit	105	411	66	519	601
Commercial	914	1,640	3,622	4,901	4,611
Farm land	186	216	250	1,002	1,031
Vacant land	—	—	—	—	2,855
Real estate secured	3,617	5,359	6,134	8,505	15,633
Commercial and industrial	—	360	470	27	461
Consumer	—	—	—	4	80
Non-accrual loans	3,617	5,719	6,604	8,536	16,174
Accruing loans past due 90 days and over	3	795	31	256	90
Non-performing loans	3,620	6,514	6,635	8,792	16,264
Foreclosed assets	314	1,810	719	3,773	—
Non-performing assets	$3,934	$8,324	$7,354	$12,565	$16,264

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2019	2018	2017
Income in accordance with original terms	$302	$328	$992
Income recognized	40	36	673
Reduction in interest income	$262	$292	$319

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2019	2018	2017
Current	$1,281	$1,074	$1,054
Past due 30-59 days	290	208	1,186
Past due 60-89 days	—	108	684
Past due 90-179 days	274	1,607	546
Past due 180 days and over	1,775	3,517	3,165
Total non-performing loans	$3,620	$6,514	$6,635

At December 31, 2019, 35.39% of non-performing loans were current with respect to loan payments, compared with 16.49% at December 31, 2018. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosure or litigation.

Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans increased $0.7 million in 2019 to $8.8 million, or 0.94% of gross loans receivable, from $8.1 million, or 0.88% of gross loans receivable at December 31, 2018. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2019	2018	2017
Residential 1-4 family	$3,901	$2,824	$3,138
Residential 5+ multifamily	116	675	1,595
Home equity lines of credit	—	47	47
Personal	36	—	—
Vacant land	180	190	199
Commercial	3,419	2,924	2,454
Real estate secured	7,652	6,660	7,433
Commercial and industrial	126	141	49
Accruing troubled debt restructured loans	7,778	6,801	7,482
Residential 1-4 family	152	289	269
Residential 5+ multifamily	861	1,000	151
Commercial	—	—	624
Real estate secured	1,013	1,289	1,044
Commercial and Industrial	—	—	110
Non-accrual troubled debt restructured loans	1,013	1,289	1,154
Troubled debt restructured loans	$8,791	$8,090	$8,636

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2019	2018	2017
Current	$7,227	$6,340	$7,293
Past due 30-59 days	470	461	189
Past due 60-89 days	81	—	—
Accruing troubled debt restructured loans	7,778	6,801	7,482
Current	19	359	530
Past due 30-59 days	—	67	—
Past due 60-89 days	—	—	624
Past due 90-179 days	133	634	—
Past due 180 days and over	861	229	—
Non-accrual troubled debt restructured loans	1,013	1,289	1,154
Total troubled debt restructured loans	$8,791	$8,090	$8,636

At December 31, 2019, 82.43% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.82% at December 31, 2018. As of December 31, 2019, 2018 and 2017, there were specific reserves on troubled debt restructured loans amounting to $582 thousand, $252 thousand, and $245 thousand, respectively.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $2.3 million during 2019 to $9.9 million or 1.06% of gross loans receivable at December 31, 2019, compared with $7.6 million, or 0.83% of gross loans receivable at December 31, 2018. The components of potential problem loans were as follows:

December 31, (in thousands)	2019	2018	2017
Residential 1-4 family	$2,109	$1,300	$1,432
Residential 5+ multifamily	760	—	—
Home equity lines of credit	—	29	104
Residential real estate	2,869	1,329	1,536
Commercial	3,886	5,567	7,905
Construction of commercial	241	141	—
Commercial real estate	4,127	5,708	7,905
Farm land	1,521	—	—
Real estate secured	8,517	7,037	9,441
Commercial and industrial	1,384	605	457
Consumer	2	—	—
Total potential problem loans	$9,903	$7,642	$9,898
28

The past due status of potential problem loans was as follows:

December 31, (in thousands)	2019	2018	2017
Current	$9,654	$6,543	$8,520
Past due 30-59 days	108	78	1,291
Past due 60-89 days	138	226	56
Past due 90-179 days	3	795	31
Total potential problem loans	$9,903	$7,642	$9,898

At December 31, 2019, 97.49% of potential problem loans were current with respect to loan payments, as compared with 85.62% at December 31, 2018. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits decreased $7.2 million during 2019, or 0.8%, to $919.5 million at December 31, 2019, compared with $926.7 million at December 31, 2018. Retail repurchase agreements increased $4.4 million during 2019 to $8.5 million at December 31, 2019, compared with $4.1 million at December 31, 2018. Total deposits at December 31, 2019 included two separate relationships totaling $51.6 million, or 5.6% of total deposits.

The distribution of average total deposits by account type was as follows:

	December 31, 2019			December 31, 2018
(in thousands)	Average Balance	Percent	Weighted Average	Average Balance	Percent	Weighted Average
Demand deposits	$231,169	24.50%	0.00%	$223,356	25.61%	0.00%
Interest-bearing checking accounts	155,463	16.48	0.39	147,751	16.93	0.31
Regular savings accounts	175,011	18.55	0.87	171,662	19.67	0.71
Money market savings	222,090	23.54	1.05	195,741	22.43	0.64
Certificates of deposit	159,863	16.94	1.80	134,057	15.36	1.27
Total deposits	$943,596	100.00%	0.78%	$872,567	100.00%	0.31%

The classification of certificates of deposit by interest rates was as follows:

	At December 31,
Interest rates	2019	2018
Less than 1.00%	$34,261	$38,992
1.00% to 1.99%	46,502	47,175
2.00% to 2.99%	46,463	75,512
3.00%	498	—
Total	$127,724	$161,679

The decline in certificate of deposit balances of $34.0 million from December 31, 2018 primarily reflected the maturity of $30.0 million of brokered deposits. These funds were replaced with short-term FHLB advances. The distribution of certificates of deposit by interest rate and maturity was as follows:

	At December 31, 2019
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$30,171	$4,087	$1	$—	$34,259	26.82%
1.00% to 1.99%	24,273	7,580	7,714	6,937	46,504	36.41%
2.00% to 2.99%	31,581	7,675	1,536	5,671	46,463	36.38%
3.00% to 3.99%	—	—	498	—	498	0.39%
Total	$86,025	$19,342	$9,749	$12,608	$127,724	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100 thousand or more were as follows:

December 31, 2019 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$18,006	$11,083	$22,682	$22,620	$74,391

FHLBB advances decreased $16.3 million during 2019 to $50.9 million at December 31, 2019, compared with $67.2 million at December 31, 2018. The net decrease primarily reflected net new borrows of $20.5 million offset by $37.0 million of maturities in 2019. Salisbury also has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts. These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding. At December 31, 2019, $18.0 million of letters of credit were outstanding compared with $33.0 million at December 31, 2018. Salisbury's excess borrowing capacity at the FHLB was $233.7 million compared with $143.7 million at December 31, 2018. The increase in capacity reflected the pledging of additional residential and commercial loans as collateral.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2019	2018
Highest month-end balance during period	$47,000	$25,000
Ending balance	30,000	9,500
Average balance during period	5,670	14,843

Subordinated Debentures

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed to Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $500 thousand to certain of Salisbury's related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the terms of the note payable provide that the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. Salisbury is monitoring the industry's transition from LIBOR as a market reference rate. The notes are redeemable, without penalty, on or after December 15, 2020 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury's payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

Subordinated debentures totaled $9.9 million at December 31, 2019, which includes $141 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.33%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2019 include operating leases, capital leases, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 5 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury's off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2019. Salisbury's lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury's Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2019 (in thousands)	Within	Within	Within	After
By Remaining Maturity	1 year	1-3 years	4-5 years	5 years	Total
Residential	$50	$108	$1,090	$4,567	$5,815
Home equity lines of credit	410	—	70	27,680	28,160
Commercial	2,911	1,160	813	9,974	14,858
Land	—	1,000	—	14	1,014
Real estate secured	3,371	2,268	1,973	42,235	49,847
Commercial and industrial	22,333	1,168	141	54,644	78,286
Municipal	—	2,249	—	250	2,499
Consumer	447	—	—	1,701	2,148
Unadvanced portions of loans	26,151	5,685	2,114	98,830	132,780
Commitments to originate loans	33,781	—	—	—	33,781
Standby letters of credit	2,739	1,897	20	1	4,657
Total	$62,671	$7,582	$2,134	$98,831	$171,218

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

Operating activities for 2019 provided net cash of $14.3 million. Investing activities utilized net cash of $23.4 million, principally from purchases of securities of $53.5 million, loan originations and principal collections, net of $19.2 million, a $5.8 million investment in BOLI and capital expenditures of $2.0 million, offset by sales, calls, and maturities of securities of $55.4 million. Financing activities utilized net cash of $22.6 million, principally from the maturity of FHLBB advances of $37.0 million, a net deposit decrease of $7.2 million, and common stock dividends of $3.2 million, partly offset by FHLB advances of $20.5 million and an increase of $4.4 million in securities sold under agreements to repurchase.

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

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity increased $10.2 million in 2019 to $113.7 million at December 31, 2019. Contributing to the increase in shareholders' equity was net income of $11.1 million, a gain in other comprehensive income of $1.6 million and restricted stock awards of $0.6 million, partially offset by common stock dividends declared of $3.2 million.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows at December 31, 2019 and 2018 under the regulatory capital rules then in effect:

	Minimum Capital Adequacy Requirement		Minimum Ratios to be Well Capitalized		Actual Bank Ratios
	2019	2018	2019	2018	2019	2018
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	12.84%	12.09%
Common Equity Tier 1 Capital	4.50	4.50	6.50	6.50	11.83	11.17
Tier 1 Capital (to risk-weighted assets)	6.00	6.00	8.00	8.00	11.83	11.17
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	9.60	8.83

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

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of December 31, 2019, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a “Community Bank Leverage Ratio” (“CBLR”) that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) (“qualifying community banking organizations”) will be required to report the components of its tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that “elects to use the CBLR framework” will not be subject to other risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements for purposes of the agencies' Prompt Corrective Action (“PCA”) framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria, but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed “well capitalized” for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period( including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule became effective on January 1, 2020. The Bank would qualify for the CBLR methodology and would also be considered to be well capitalized if it elected to utilize such methodology. The Bank is currently evaluating the benefits of transitioning to this simplified methodology for assessing capital adequacy.

Dividends

During 2019 and 2018, Salisbury declared and paid four quarterly common stock dividends of $0.28 per common share each quarter, totaling $3.2 million and $3.1 million, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.29 per common share payable on February 28, 2020 to shareholders of record on February 14, 2020. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury's consolidated financial statements and related notes thereto presented elsewhere in this Form 10-K are prepared in conformity with U.S. GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike some other types of companies, the financial nature of Salisbury's consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect Salisbury to some extent because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. There is no precise method, however, to measure the effects of inflation on the Company's consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation. Although not a material factor in recent years, inflation could impact earnings in future periods.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Salisbury manages its exposure to interest rate risk through its internal Asset/Liability Management Committee (“ALCO”) using risk limits and policy guidelines to manage assets and funding liabilities to produce financial results that are consistent with Salisbury's liquidity, capital adequacy, growth, risk and profitability targets. Interest rate risk is the risk of a negative impact to future earnings due to changes in interest rates.

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's December 31, 2019 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates.  At December 31, 2019, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates – a relatively unchanged interest rate environment over the first nine months of 2020 with interest rates declining during the fourth quarter of 2020 with rates on Fed Funds, two year treasury, five year treasury and ten year treasury ending the year lower than each individual rate at the end of 2019; then in year two the Fed Funds rate is projected to drop 75 basis points with treasury rates increasing modestly. In this non-parallel decline in rate scenario, the yield curve is flat through most of 2020 with the entire treasury curve declining during the fourth quarter 2020 and being flat and below the Fed Funds rate at the end of 2020. In 2021, Fed Funds rate declines and treasury rates increase modestly so that the yield curve slopes upward but at very low overall market interest rates. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2019, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of December 31, 2019.

December 31, 2019 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates +300bp (static growth assumptions)	(10.6)%	(5.6)%
Immediately falling interest rates -100bp (static growth assumptions)	(0.2)	(2.4)
Immediately rising interest rates +400bp (static growth assumptions)	(14.3)	(7.9)

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

December 31, 2019 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government agency notes	$(16)	$(206)
Municipal bonds	(1,467)	(3,364)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(637)	(1,948)
Collateralized mortgage obligations
U.S. Government agencies	(343)	(1,492)
Corporate bonds	(52)	(156)
Total available-for-sale debt securities	$(2,515)	$(7,166)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	36
Consolidated Balance Sheets	37
Consolidated Statements of Income	38
Consolidated Statements of Comprehensive Income	39
Consolidated Statements of Changes in Shareholders' Equity	39
Consolidated Statements of Cash Flows	40-41
Notes to Consolidated Financial Statements	42-72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Salisbury Bancorp, Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles general accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by COSO in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Newman & Noyes LLC

Portsmouth, New Hampshire

March 13, 2020

We have served as the Company's auditor consecutively since 2015.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except par value)	2019	2018
ASSETS
Cash and due from banks	$7,406	$7,238
Interest bearing demand deposits with other banks	19,479	51,207
Total cash and cash equivalents	26,885	58,445
Interest bearing Time Deposits with Financial Institutions	750	—
Securities
Available-for-sale at fair value	91,801	91,818
CRA mutual fund	882	836
Federal Home Loan Bank of Boston stock at cost	3,242	4,496
Loans held-for-sale	332	—
Loans receivable, net (allowance for loan losses: $8,895 and $7,831)	927,413	909,279
Other real estate owned	314	1,810
Bank premises and equipment, net	17,385	18,175
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,886 and $4,498)	995	1,383
Accrued interest receivable	3,415	3,148
Cash surrender value of life insurance policies	20,580	14,438
Deferred taxes	1,249	1,276
Other assets	3,390	2,635
Total Assets	$1,112,448	$1,121,554
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$237,852	$228,448
Demand (interest bearing)	153,314	153,586
Money market	239,504	204,219
Savings and other	161,112	178,807
Certificates of deposit	127,724	161,679
Total deposits	919,506	926,739
Repurchase agreements	8,530	4,104
Federal Home Loan Bank of Boston advances	50,887	67,154
Subordinated debt	9,859	9,835
Note payable	246	280
Finance lease obligations	1,718	3,081
Accrued interest and other liabilities	8,047	6,902
Total Liabilities	998,793	1,018,095
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,825,912 and 2,806,781
Outstanding: 2,825,912 and 2,806,781	283	281
Unearned compensation – restricted stock awards	(795)	(711)
Paid-in capital	44,490	43,770
Retained earnings	68,320	60,339
Accumulated other comprehensive income (loss) , net	1,357	(220)
Total Shareholders' Equity	113,655	103,459
Total Liabilities and Shareholders' Equity	$1,112,448	$1,121,554

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2019	2018	2017
Interest and dividend income
Interest and fees on loans	$39,742	$37,072	$33,090
Interest on debt securities
Taxable	2,223	2,231	1,566
Tax exempt	545	136	380
Other interest and dividends	903	933	485
Total interest and dividend income	43,413	40,372	35,521
Interest expense
Deposits	7,324	4,656	2,483
Repurchase agreements	24	12	5
Finance lease	170	178	96
Note payable	16	18	18
Subordinated debt	624	624	624
Federal Home Loan Bank of Boston advances	1,143	1,733	1,012
Total interest expense	9,301	7,221	4,238
Net interest and dividend income	34,112	33,151	31,283
Provision for loan losses	955	1,728	1,020
Net interest and dividend income after provision for loan losses	33,157	31,423	30,263
Non-interest income
Trust and wealth advisory	3,995	3,700	3,477
Service charges and fees	4,028	3,718	3,718
Gains on sales of mortgage loans, net	116	89	125
Mortgage servicing, net	307	308	255
Gains (Losses) on CRA mutual fund	25	(18)	—
Gains on securities, net	263	318	178
BOLI income and gains	392	678	343
Other	124	152	140
Total non-interest income	9,250	8,945	8,236
Non-interest expense
Salaries	12,048	12,003	11,135
Employee benefits	4,384	4,280	3,767
Premises and equipment	4,016	4,535	3,831
Data processing	2,201	2,119	2,057
Professional fees	2,213	2,236	2,499
OREO gains, losses and write-downs, net	408	275	1,716
Collections, OREO, and appraisals	436	578	463
FDIC insurance	261	579	497
Marketing and community support	619	815	793
Amortization of intangibles	388	454	533
Other	1,938	1,961	2,038
Total non-interest expense	28,912	29,835	29,329
Income before income taxes	13,495	10,533	9,170
Income tax provision	2,359	1,709	2,914
Net income	$11,136	$8,824	$6,256
Net income available to common stock	$10,976	$8,713	$6,201

Basic earnings per common share	$3.95	$3.15	$2.25
Weighted average common shares outstanding, to calculate basic earnings per share	2,782	2,763	2,755
Diluted earnings per common share	$3.93	$3.13	$2.24
Weighted average common shares outstanding, to calculate diluted earnings per share	2,794	2,780	2,774
Common dividends per share	$1.12	$1.12	$1.12

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2019	2018	2017
Net income	$11,136	$8,824	$6,256
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	2,258	(202)	(318)
Reclassification of net realized gains in net income	(263)	(318)	(178)
Unrealized gains (losses) on securities available-for-sale	1,995	(520)	(496)
Income tax (expense) benefit	(418)	105	198
Unrealized gains (losses) on securities available-for-sale, net of tax	1,577	(415)	(298)
Other comprehensive income (loss), net of tax	1,577	(415)	(298)
Comprehensive income	$12,713	$8,409	$5,958

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands,	Common Stock		Paid-in	Retained	Unearned compensation- restricted stock	Accumulated other comp- rehensive income	Total share-holders'
except share amounts)	Shares	Amount	capital	earnings	awards	(loss)	equity
Balances at December 31, 2016	2,758,086	$276	$42,085	$51,521	$(352)	$477	$94,007
Net income for year	—	—	—	6,256	—	—	6,256
Other comprehensive loss, net of tax	—	—	—	—	—	(298)	(298)
Common stock dividends declared ($1.12 per share)	—	—	—	(3,113)	—	—	(3,113)
Stock options exercised	12,150	1	315	—	—	—	316
Issuance of restricted common stock	11,800	2	462	—	(464)	—	—
Forfeiture of restricted common stock	(900)	—	(28)	—	28	—	—
Issuance of common stock for directors fees	2,056	—	81	—	—	—	81
Issuance of directors restricted stock awards	2,024	—	83	—	(83)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	265	—	265
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income for year	—	—	—	8,824	—	—	8,824
Adoption of ASU 2016-01	—	—		(16)	—	16	—
Other comprehensive loss, net of tax	—	—	—	—	—	(415)	(415)
Common stock dividends declared ($1.12 per share)	—	—	—	(3,133)	—	—	(3,133)
Stock options exercised	9,155	1	221	—	—	—	222
Issuance of restricted common stock	9,250	1	409	—	(410)	—	—
Forfeiture of restricted common stock	(800)	—	(33)	—	33	—	—
Issuance of directors restricted stock awards	3,960	—	175	—	(175)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	447	—	447
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income for year	—	—	—	11,136	—	—	11,136
Other comprehensive income, net of tax	—	—	—	—	—	1,577	1,577
Common stock dividends declared ($1.12 per share)	—	—	—	(3,155)	—	—	(3,155)
Stock options exercised	4,725	—	82	—	—	—	82
Issuance of restricted common stock	11,530	2	457	—	(459)	—	—
Forfeiture of restricted common stock	(710)	—	(31)	—	31	—	—
Issuance of directors restricted stock awards	3,600	—	142	—	(142)	—	—
Retired Common Stock	(14)	—	—	—	—	—	—
Stock based compensation-restricted stock awards	—	—	70	—	486	—	556
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2019	2018	2017
Operating Activities
Net income	$11,136	$8,824	$6,256
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	332	31	145
Bank premises and equipment	1,591	1,668	1,441
Core deposit intangible	388	454	533
Modification fees on Federal Home Loan Bank of Boston advances	232	232	234
Subordinated debt issuance costs	24	24	23
Mortgage servicing rights	51	48	169
Fair value adjustment on loans	(64)	(779)	(1,207)
Fair value adjustment on deposits	(8)	(37)	(78)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(263)	(318)	(178)
Sales of loans, excluding capitalized servicing rights	(82)	(71)	(95)
CRA Mutual Fund	(25)	18	—
Other real estate owned	408	274	1,717
Sales/disposals of premises and equipment	—	85	1
Gain from BOLI	—	(341)	—
Provision for loan losses	955	1,728	1,020
Proceeds from loans sold	6,447	4,555	5,440
Loans originated for sale	(6,697)	(3,815)	(6,014)
Decrease (increase) in deferred loan origination fees and costs, net	59	(132)	(42)
Mortgage servicing rights originated	(61)	(43)	(63)
Decrease in mortgage servicing rights impairment reserve	—	—	(23)
Increase in interest receivable	(267)	(478)	(229)
Deferred tax (benefit) expense	(391)	(494)	888
(Increase) decrease in prepaid expenses	(174)	(50)	123
Increase in cash surrender value of life insurance policies	(392)	(337)	(343)
Decrease (increase) in income tax receivable	137	760	(173)
Increase in income tax payable	235	—	—
Decrease in other assets	846	48	790
Increase (decrease) in accrued expenses	352	769	(643)
(Decrease) increase in interest payable	(159)	138	10
(Decrease) increase in other liabilities	(835)	69	240
Stock based compensation-restricted stock awards	556	447	265
Net cash provided by operating activities	14,330	13,277	10,207
Investing Activities
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	1,254	(683)	(602)
Purchases of securities available-for-sale	(53,467)	(41,631)	(36,654)
Purchases of interest-bearing time deposits with financial institutions	(750)	—	—
Proceeds from sales of securities available-for-sale	41,814	10,036	199
Proceeds from calls of securities available-for-sale	75	695	16,141
Proceeds from maturities of securities available-for-sale	13,521	17,061	20,427
Reinvestment of CRA Mutual Fund	(21)	(19)	—
Loan originations and principal collections, net	(19,172)	(102,273)	(32,536)
Recoveries of loans previously charged off	88	74	600
Proceeds from sales of other real estate owned	1,088	289	2,080
Capital expenditures	(2,055)	(1,393)	(1,954)
Investment in BOLI	(5,750)	—	—
Net cash and cash equivalents (paid) acquired in branch acquisition	—	(298)	22,396
Net cash utilized by investing activities	(23,375)	(118,142)	(9,903)

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2019	2018	2017
Financing Activities
Increase in deposit transaction accounts, net	$26,722	$58,658	$7,578
(Decrease) increase in time deposits, net	(33,947)	44,300	(5,208)
Increase (decrease) in securities sold under agreements to repurchase, net	4,426	2,436	(3,867)
Short-term Federal Home Loan Bank of Boston advances, net	20,500	(17,500)	17,000
Long-term Federal Home Loan Bank of Boston advances, net	(37,000)	30,000	—
Principal payments on note payable	(34)	(33)	(31)
Decrease in finance lease obligation	(109)	(127)	(59)
Stock options exercised	82	222	316
Issuance of shares for directors' fees	—	1	81
Common stock dividends paid	(3,155)	(3,133)	(3,113)
Net cash (applied to) provided by financing activities	(22,515)	114,824	12,697
Net (decrease) increase in cash and cash equivalents	(31,560)	9,959	13,001
Cash and cash equivalents, beginning of year	58,445	48,486	35,485
Cash and cash equivalents, end of year	$26,885	$58,445	$48,486
Cash paid during year
Interest	$9,212	$6,864	$4,049
Income taxes	2,378	1,443	2,291
Non-cash transfers
From loans to other real estate owned	—	1,654	743
Finance Lease Obligation	—	1,373	—
Finance Lease Paid-off
Fixed Asset	(1,158)	—	—
Lease liability	1,254	—	—
Deferred gain applied to bank premises and equipment	(96)	—	—
Transfer of unearned credit-related discount to allowance for loan losses	663	—	—
Adoption of ASU 2016-02 - Other assets	1,552	—	—
Adoption of ASU 2016-02 – Other Liabilities	(1,552)	—	—
Adoption of ASU 2016-01	—	16	—
BOLI proceeds included in other assets	—	621	—
Branch acquisition (1)
Cash and cash equivalents (paid) acquired	$—	$(298)	$22,387
Net loans acquired	—	7,849	7,097
Fixed assets acquired (including capital leases)	—	761	1,605
Accrued interest receivable acquired	—	5	12
Other assets acquired	—	6	20
Core deposit intangible	—	—	633
Goodwill	—	—	1,263
Deposits assumed	—	8,323	31,433
Capital lease assumed	—	—	1,476
Other liabilities assumed	—	—	3

(1)	Includes branch acquisitions of Empire State Bank's New Paltz, New York branch in 2017 and Orange Bank & Trust Company's Fishkill, New York branch in 2018.

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, potential other-than-temporary impairment of securities and potential impairment of goodwill and intangibles.

Certain reclassifications have been made to the 2018 and 2017 consolidated financial statements to make them consistent with the 2019 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks and interest-bearing demand deposits in other banks. Due to the nature of cash and cash equivalents, Salisbury estimated that the carrying amount of such instruments approximated fair value. The nature of the Bank's business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions.

Interest Bearing Time Deposits with Financial Institutions

Interest bearing time deposits are balances held in CD's in a CDARS program. Due to the nature of time deposits, Salisbury estimated that the carrying amount of such instruments are at par.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of December 31, 2019. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

The Bank's loans collateralized by real estate and all other real estate owned (“OREO”) are located principally in northwestern Connecticut and New York and Massachusetts towns, which constitute Salisbury's service area. Accordingly, the collectability of a substantial portion of the loan portfolio and OREO is susceptible to changes in market conditions in Salisbury's service area. While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in local economic conditions, particularly in Salisbury's service area.

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

Loans collectively evaluated for impairment

This component of the allowance for loan losses is stratified by the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity lines of credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. Management's general loss allocation factors are based on a rolling five-year annual historical loss rate for each loan segment adjusted for qualitative factors and specific risk ratings. Qualitative factors include levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during 2019.

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

Commercial real estate - Loans in this segment are primarily owner-occupied businesses or income-producing investment properties throughout Salisbury's market area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by decreased sales or increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. For commercial loans management annually obtains business and personal financial statements, tax returns, and, where applicable, rent rolls, and continually monitors the repayment of these loans.

Construction loans - Loans in this segment are primarily residential construction loans which typically roll into a permanent residential mortgage loan when construction is completed, or commercial construction which consist primarily of owner-occupied commercial construction projects.

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

Loans individually evaluated for impairment

This component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for all portfolio loans (except consumer loans and homogeneous residential real estate loans) by either the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or third-party market loan pricing. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.

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

In seeking to protect the best interests of the Bank, Salisbury may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are classified as impaired.

Unallocated

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Mortgage Servicing Rights

As part of our growth and risk management strategy, Salisbury from time to time sells whole loans. These are typically fixed rate residential loans. Salisbury's ability to sell whole loans benefits the Bank by freeing up capital and funding to lend to new customers. Additionally, we typically earn a gain on the sale of loans sold and receive a servicing fee while maintaining the customer relationship. Mortgage Servicing Rights (“MSRs”), which the bank evaluates with the assistance of a third party on a quarterly basis, are included in other assets on the consolidated balance sheets and are accounted for under the amortization method. Under that method mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the period of net servicing revenues.

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

As of December 31, 2019, and 2018, the recorded investment in residential mortgage loans collateralized by residential real estate that were in the process of foreclosure was $0.1 million and $0.5 million, respectively.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury's intangible assets at December 31, 2019, and 2018, include goodwill of $2.4 million arising from the purchase of a branch office in 2001, $7.2 million arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319 thousand arising from the 2007 purchase of a branch office in New York State, $2.7 million arising from the acquisition of Riverside Bank in December 2014 and $1.3 million from the purchase of an additional branch office in New York in 2017. See Note 9.

On an annual basis, management assesses intangible assets for impairment and, for the year ending December 31, 2019, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

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

Stock Based Compensation

Stock based compensation expense is recognized, based on the fair value at the date of grant on a straight-line basis over the period of time between the grant date and vesting date.

Advertising Expense

Advertising costs of $480 thousand and $608 thousand in 2019 and 2018, respectively, are expensed as incurred and not capitalized.

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

Revenue Recognition

A significant portion of Salisbury's revenue, including interest income from loans and investments, falls outside the scope of ASC 606. Revenue from Salisbury's Trust and Wealth Advisory business, service charges and fees and interchange fees, however, are within the scope of ASC 606. Revenue for these in-scope services is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when the services are transferred to customers. Revenue is measured as the amount of consideration Salisbury expects to receive in exchange for providing the services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, Salisbury estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which Salisbury expects to be entitled. Variable consideration is included in the transaction price if, in Salisbury's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of Salisbury's anticipated performance and all information (historical, current, and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. Salisbury determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through fee schedules provided to its customers or through past transactions, Salisbury estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

Trust and Wealth Advisory

The Trust and Wealth Advisory business generates revenue through a range of fiduciary services including trust and estate administration, wealth advisory, and investment management to individuals, families, businesses and institutions. Revenue from these services is generally recognized over time and are typically based on the market value of assets under administration and established fee schedules. Certain fees, such as real estate sale fees, asset liquidation fees, special asset fees, and daily money management fees, are recorded as revenue at a point in time at the completion of the service.

Service Charges and Fees

Salisbury offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Monthly deposit account fees and account research fees are recognized over time using the right to invoice measure of progress. Overdraft protection, ATM services, cash management, bill pay, money transfers, among others, are generally recognized at point in time at the completion of the service.

Interchange Fees

Salisbury earns interchange fee revenue through customers' use of the Bank's debit cards. Interchange fees are generally recognized as revenue at a point in time when customers make a purchase using their debit card.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)”. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities. In July 2018, the FASB issued ASU 2018-10 which provided technical corrections to the new lease standard. In August 2018, the FASB issued ASU 2018-11 Leases – Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new lease standard. ASU 2018-11 has the same effective date as ASU 2016-02 (January 1, 2019 for the Company). Salisbury adopted ASU 2018-11 and elected the transition option. In March 2019, the FASB issued ASU 2019-01, the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of AU 2016-02, Salisbury elected to early adopt ASU 2019-01 on January 1, 2019. Salisbury's consolidated assets and liabilities increased by approximately $1.6 million due to the recording of operating leases as a result of adopting ASU 2016-02 effective January 1, 2019. In conformance with ASU 2018-11, Salisbury elected not to recast comparative periods. See also Note 5 to the Consolidated Financial Statement for further information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company because its public float is less than $250 million. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” which clarified or addressed specific issues about certain aspects of the amendments in ASU 2016-13. The amendments in ASU 2019-11 clarified the following: (1) The allowance for credit losses for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cashflows after acquisition; (2) Transition relief will be provided by permitting entities an accounting policy election to adjust the effective interest rate on existing troubled debt restructurings using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring; (3) Disclosure relief will be extended for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. (4) An entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient. The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. Upon adoption, Salisbury will apply the standards' provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. Salisbury anticipates that the adoption of ASU 2016-13 and related updates will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses. Salisbury has engaged a third-party software vendor to model the allowance for loan and losses in conformance with this ASU. Salisbury will continue to refine this model and assess the impact to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU is intended to allow companies to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The FASB is researching whether similar amendments should be considered for other entities, including public business entities. ASU 2017-04 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Entities should apply the guidance prospectively. Salisbury does not expect the provisions of ASU 2017-04 to have a material impact on its Consolidated Financial Statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting or Income Taxes.” The amendments in this Update simplify the accounting for income taxes by removing the following exceptions: 1. Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this Update also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. 2. Requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years; early adoption is permitted. Salisbury is currently evaluating the provisions of ASU 2019-12 to determine the potential impact the new standard will have on Salisbury's Consolidated Financial Statements.

NOTE 2 – MERGERS AND ACQUISITIONS

On December 5, 2014, the Company acquired Riverside Bank. Riverside Bank operated four banking offices serving Dutchess, Ulster and Orange Counties in New York, and was merged with and into the Bank. In first quarter 2019, Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan losses.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30.

(In thousands)	2019	2018
Balance at beginning of period	$204	$517
Acquisitions	—	—
Accretion	(204)	(164)
Disposals	—	(149)
Reclassification from non-accretable to accretable	—	—
Balance at end of period	$—	$204

In first quarter 2019 Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan losses. At December 31, 2018, Salisbury ASC 310-30 loans had an outstanding balance totaling $2.1 million and a carrying value of $1.9 million.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2019
Available-for-sale
U.S. Government Agency notes	$4,520	$125	$1	$4,644
Municipal bonds	26,562	704	73	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	28,961	420	24	29,357
Collateralized mortgage obligations:
U.S. Government agencies	25,041	468	10	25,499
Corporate bonds	5,000	108	—	5,108
Total securities available-for-sale	$90,084	$1,825	$108	$91,801
CRA mutual fund				$882
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,242	$—	$—	$3,242
(in thousands)	Amortized cost basis	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2018
Available-for-sale
U.S. Government Agency notes	$7,590	$83	$3	$7,670
Municipal bonds	5,334	45	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government sponsored enterprises	57,837	170	561	57,446
Collateralized mortgage obligations:
U.S. Government agencies	17,835	85	173	17,747
Corporate bonds	3,500	76	—	3,576
Total securities available-for-sale	$92,096	$459	$737	$91,818
CRA mutual fund				$836
Non-marketable securities
Federal Home Loan Bank of Boston stock	$4,496	$—	$—	$4,496

Sales of securities available-for-sale and gross gains and gross losses realized are as follows:

Years ended December 31, (in thousands)	2019	2018	2017
Proceeds	$41,814	$10,036	$199
Gains realized	371	361	192
Losses realized	(108)	(43)	(14)
Net gains realized	263	318	178
Income tax provision	55	67	61
49

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$195	$1	$195	$1
Municipal bonds	6,273	73	—	—	6,273	73
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	5,781	22	704	2	6,485	24
Collateralized mortgage obligations:
U.S. Government Agencies	1,438	10	—	—	1,438	10
Total temporarily impaired securities	$13,492	$105	$899	$3	$14,391	$108

	Less than 12 Months		12 Months or Longer		Total
December 31, 2018 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$34	$—	$532	$3	$566	$3
Mortgage-backed securities:
U.S. Government agencies and U.S. Government –sponsored enterprises	13,063	175	26,777	386	39,840	561
Collateralized mortgage obligations:
U.S. Government Agencies	—	—	8,281	173	8,281	173
Total temporarily impaired securities	$13,097	$175	$35,590	$562	$48,687	$737

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

December 31, 2019 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 5 year but within 10 years	$2,497	$2,551	3.48%
	Total	2,497	2,551	3.48
Municipal bonds	Within 1 year	60	60	2.63
	After 5 year but within 10 years	1,734	1,833	3.16
	After 10 years	24,768	25,300	3.48
	Total	26,562	27,193	3.46
Corporate bonds	After 5 years but within 10 years	5,000	5,108	5.21
Mortgage-backed securities, CMO securities and SBA securities		56,025	56,949	2.85
Securities available-for-sale		$90,084	$91,801	3.17%

(1)       Yield is based on amortized cost.

Salisbury evaluates debt securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers whether it has the intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable debt securities were OTTI at December 31, 2019.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Four securities had unrealized losses at December 31, 2019, which approximated 0.75% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2019.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Six securities had unrealized losses at December 31, 2019, which approximated 1.15% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2019.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Nine securities had unrealized losses at December 31, 2019, which approximated 0.42% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of December 31, 2019. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

See Note 7 to the Consolidated Financial Statements for further information.

NOTE 4 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

December 31,	2019	2018
(in thousands)	Total Loans	Total Loans
Residential 1-4 family	$346,299	$345,862
Residential 5+ multifamily	35,455	36,510
Construction of residential 1-4 family	11,889	12,041
Home equity lines of credit	33,798	34,433
Residential real estate	427,441	428,846
Commercial	289,795	283,599
Construction of commercial	8,466	8,976
Commercial real estate	298,261	292,575
Farm land	3,641	4,185
Vacant land	7,893	8,322
Real estate secured	737,236	733,928
Commercial and industrial	169,411	162,905
Municipal	21,914	14,344
Consumer	6,385	4,512
Loans receivable, gross	934,946	915,689
Deferred loan origination fees and costs, net	1,362	1,421
Allowance for loan losses	(8,895)	(7,831)
Loans receivable, net	$927,413	$909,279
Loans held-for-sale
Residential 1-4 family	$332	$—

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

At December 31, 2019 and 2018, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $67.0 million and $66.4 million, respectively.

Concentrations of Credit Risk

Salisbury's loans consist primarily of residential and commercial real estate loans located principally in Litchfield County, Connecticut; Dutchess, Orange and Ulster Counties, New York; and Berkshire County, Massachusetts, which constitute Salisbury's service area. Salisbury offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, equipment loans, and a variety of consumer loans, including home equity lines of credit, installment loans and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in Salisbury's market area. Salisbury's commercial real estate exposure as a percentage of the Bank's total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 169% as of December 31, 2019 and 170% at December 31, 2018 compared to the regulatory monitoring guideline of 300%.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Residential 1-4 family	$337,302	$4,278	$4,719	$—	$—	$346,299
Residential 5+ multifamily	33,619	99	1,737	—	—	35,455
Construction of residential 1-4 family	11,889	—	—	—	—	11,889
Home equity lines of credit	33,381	312	105	—	—	33,798
Residential real estate	416,191	4,689	6,561	—	—	427,441
Commercial	271,708	10,964	7,052	71	—	289,795
Construction of commercial	8,225	—	241	—	—	8,466
Commercial real estate	279,933	10,964	7,293	71	—	298,261
Farm land	1,934	—	1,707	—	—	3,641
Vacant land	7,834	59	—	—	—	7,893
Real estate secured	705,892	15,712	15,561	71	—	737,236
Commercial and industrial	167,458	443	1,510	—	—	169,411
Municipal	21,914	—	—	—	—	21,914
Consumer	6,344	3	38	—	—	6,385
Loans receivable, gross	$901,608	$16,158	$17,109	$71	$—	$934,946

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2018
Residential 1-4 family	$337,520	$4,281	$4,061	$—	$—	$345,862
Residential 5+ multifamily	34,726	784	1,000	—	—	36,510
Construction of residential 1-4 family	12,041	—	—	—	—	12,041
Home equity lines of credit	33,728	265	440	—	—	34,433
Residential real estate	418,015	5,330	5,501	—	—	428,846
Commercial	270,461	4,530	8,608	—	—	283,599
Construction of commercial	8,482	—	494	—	—	8,976
Commercial real estate	278,943	4,530	9,102	—	—	292,575
Farm land	3,969	—	216	—	—	4,185
Vacant land	8,253	69	—	—	—	8,322
Real estate secured	709,180	9,929	14,819	—	—	733,928
Commercial and industrial	159,127	2,672	1,106	—	—	162,905
Municipal	14,344	—	—	—	—	14,344
Consumer	4,502	10	—	—	—	4,512
Loans receivable, gross	$887,153	$12,611	$15,925	$—	$—	$915,689

The composition of loans receivable by delinquency status is as follows:

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2019
Residential 1-4 family	$344,085	$971	$351	$200	$692	$2,214	$—	$1,551
Residential 5+ multifamily	34,594	—	—	—	861	861	—	861
Construction of residential 1-4 family	11,889	—	—	—	—	—	—	—
Home equity lines of credit	33,522	152	46	—	78	276	—	105
Residential real estate	424,090	1,123	397	200	1,631	3,351	—	2,517
Commercial	289,103	336	141	71	144	692	—	914
Construction of commercial	8,466	—	—	—	—	—	—	—
Commercial real estate	297,569	336	141	71	144	692	—	914
Farm land	3,461	180	—	—	—	180	—	186
Vacant land	7,852	—	41	—	—	41	—	—
Real estate secured	732,972	1,639	579	271	1,775	4,264	—	3,617
Commercial and industrial	169,262	2	146	1	—	149	1	—
Municipal	21,914	—	—	—	—	—	—	—
Consumer	6,382	—	1	2	—	3	2	—
Loans receivable, gross	$930,530	$1,641	$726	$274	$1,775	$4,416	$3	$3,617

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2018
Residential 1-4 family	$342,881	$1,100	$521	$—	$1,360	$2,981	$—	$2,092
Residential 5+ multifamily	35,648	—	—	633	229	862	—	1,000
Construction of residential 1-4 family	12,041	—	—	—	—	—	—	—
Home equity lines of credit	33,806	235	33	—	359	627	—	411
Residential real estate	424,376	1,335	554	633	1,948	4,470	—	3,503
Commercial	281,053	264	240	833	1,209	2,546	654	1,388
Construction of commercial	8,835	—	—	141	—	141	141	252
Commercial real estate	289,888	264	240	974	1,209	2,687	795	1,640
Farm land	4,185	—	—	—	—	—	—	216
Vacant land	8,280	42	—	—	—	42	—	—
Real estate secured	726,729	1,641	794	1,607	3,157	7,199	795	5,359
Commercial and industrial	162,507	—	38	—	360	398	—	360
Municipal	14,344	—	—	—	—	—	—	—
Consumer	4,504	2	6	—	—	8	—	—
Loans receivable, gross	$908,084	$1,643	$838	$1,607	$3,517	$7,605	$795	$5,719

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the years ended December 31, 2019 and 2018:

Business Activities Loans	December 31, 2019			December 31, 2018
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	3	$1,416	$1,416	1	$68	$68
Commercial real estate	4	977	1,191	1	566	566
Consumer	1	—	36	—	—	—
Troubled debt restructurings	8	$2,393	$2,643	2	$634	$634
Interest only payments to sell property	1	$791	$791	—	$—	$—
Rate reduction	—	—	—	2	634	634
Modification and Rate reduction	2	625	625	—	—	—
Extension of new funds to pay outstanding taxes	3	259	442	—	—	—
Modification and term extension	2	718	785	—	—	—
Troubled debt restructurings	8	$2,393	$2,643	2	$634	$634

For the twelve months ended December 2019, there were eight troubled debt restructurings. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2019		For the twelve months ending December 31, 2018
	Quantity	Balance	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	—	$—	1	$67
Commercial real estate	1	274	—	—
Total	1	$274	1	$67

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

December 31, (in thousands)	2019	2018
Non-accrual loans, excluding troubled debt restructured loans	$2,604	$4,430
Non-accrual troubled debt restructured loans	1,013	1,289
Accruing troubled debt restructured loans	7,778	6,801
Total impaired loans	$11,395	$12,520
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

In first quarter 2019 Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan losses. As a result of this transfer, which is reflected in the table below as the “acquisition discount transfer”, gross loans receivable and the allowance for loan losses increased by $663 thousand. The balance of net loans receivable did not change as a result of this transfer.

	December 31, 2019						December 31, 2018
(in thousands)	Beginning	Acquisition Discount	Provi-	Charge-	Reco-	Ending	Beginning	Provi-	Charge-	Reco-	Ending
	balance	Transfer	sion	offs	veries	balance	balance	sions	offs	veries	balance
Residential 1-4 family	$2,149	$10	$367	$(136)	$3	$2,393	$1,862	$580	$(299)	$6	$2,149
Residential 5+ multifamily	413	—	33	—	—	446	155	258	—	—	413
Construction of residential 1-4 family	83	—	(8)	—	—	75	75	8	—	—	83
Home equity lines of credit	219	1	258	(281)	—	197	236	(18)	—	1	219
Residential real estate	2,864	11	650	(417)	3	3,111	2,328	828	(299)	7	2,864
Commercial	3,048	488	248	(44)	2	3,742	2,547	756	(259)	4	3,048
Construction of commercial	122	—	(18)	—	—	104	80	42	—	—	122
Commercial real estate	3,170	488	230	(44)	2	3,846	2,627	798	(259)	4	3,170
Farm land	33	—	14	—	—	47	32	(6)	—	7	33
Vacant land	100	—	(29)	—	—	71	132	(32)	—	—	100
Real estate secured	6,167	499	865	(461)	5	7,075	5,119	1,588	(558)	18	6,167
Commercial and industrial	1,158	164	(78)	(145)	46	1,145	984	255	(108)	27	1,158
Municipal	12	—	34	—	—	46	30	(18)	—	—	12
Consumer	56	—	3	(36)	37	60	80	28	(81)	29	56
Unallocated	438	—	131	—	—	569	563	(125)	—	—	438
Totals	$7,831	$663	$955	$(642)	$88	$8,895	$6,776	$1,728	$(747)	$74	$7,831
54

	December 31, 2017
(in thousands)	Beginning balance	Provision	Charge-offs	Reco-veries	Ending balance
Residential 1-4 family	$1,926	$100	$(197)	$33	$1,862
Residential 5+ multifamily	62	93	—	—	155
Construction of residential 1-4 family	91	(16)	—	—	75
Home equity lines of credit	348	(115)	(4)	7	236
Residential real estate	2,427	62	(201)	40	2,328
Commercial	1,920	836	(453)	244	2,547
Construction of commercial	38	42	—	—	80
Commercial real estate	1,958	878	(453)	244	2,627
Farm land	28	45	(43)	2	32
Vacant land	170	(2)	(36)	—	132
Real estate secured	4,583	983	(733)	286	5,119
Commercial and industrial	1,079	(229)	(162)	296	984
Municipal	53	(23)	—	—	30
Consumer	75	63	(76)	18	80
Unallocated	337	226	—	—	563
Totals	$6,127	$1,020	$(971)	$600	$6,776

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2019
Residential 1-4 family	$340,847	$2,117	$5,452	$276	$346,299	$2,393
Residential 5+ multifamily	34,478	446	977	—	35,455	446
Construction of residential 1-4 family	11,889	75	—	—	11,889	75
Home equity lines of credit	33,693	197	105	—	33,798	197
Residential real estate	420,907	2,835	6,534	276	427,441	3,111
Commercial	285,462	3,333	4,333	409	289,795	3,742
Construction of commercial	8,466	104	—	—	8,466	104
Commercial real estate	293,928	3,437	4,333	409	298,261	3,846
Farm land	3,455	47	186	—	3,641	47
Vacant land	7,713	66	180	5	7,893	71
Real estate secured	726,003	6,385	11,233	690	737,236	7,075
Commercial and industrial	169,285	1,143	126	2	169,411	1,145
Municipal	21,914	46	—	—	21,914	46
Consumer	6,349	59	36	1	6,385	60
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

(in thousands)	Collectively evaluated [1]		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2018
Residential 1-4 family	$340,946	$2,042	$4,916	$107	$345,862	$2,149
Residential 5+ multifamily	34,835	413	1,675	—	36,510	413
Construction of residential 1-4 family	12,041	83	—	—	12,041	83
Home equity lines of credit	33,975	213	458	6	34,433	219
Residential real estate	421,797	2,751	7,049	113	428,846	2,864
Commercial	279,389	2,907	4,210	141	283,599	3,048
Construction of commercial	8,622	106	354	16	8,976	122
Commercial real estate	288,011	3,013	4,564	157	292,575	3,170
Farm land	3,969	33	216	—	4,185	33
Vacant land	8,132	98	190	2	8,322	100
Real estate secured	721,909	5,895	12,019	272	733,928	6,167
Commercial and industrial	162,404	1,158	501	—	162,905	1,158
Municipal	14,344	12	—	—	14,344	12
Consumer	4,512	56	—	—	4,512	56
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

1 Includes ASC 310-30 loans and allowance of $0.0 million and $0, respectively for 2019 and $1.7 million and $0, respectively for 2018.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

December 31, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$913,648	$7,251	$—	$—	$913,648	$7,251
Potential problem loans [1]	9,903	382	—	—	9,903	382
Impaired loans	—	—	11,395	693	11,395	693
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

December 31, 2018 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$895,527	$6,989	$—	$—	$895,527	$6,989
Potential problem loans [1]	7,642	132	—	—	7,642	132
Impaired loans	—	—	12,520	272	12,520	272
Unallocated allowance	—	438	—	—	—	438
Totals	$903,169	$7,559	$12,520	$272	$915,689	$7,831

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2019
Residential	$4,111	$4,190	$3,725	$276	$162	$2,318	$3,081	$2,940	$52
Home equity lines of credit	—	—	52	—	—	105	450	391	—
Residential real estate	4,111	4,190	3,777	276	162	2,423	3,531	3,331	52
Commercial	3,309	3,335	2,574	409	90	1,024	1,733	1,747	54
Construction of commercial	—	—	77	—	—	—	—	39	—
Farm land	—	—	—	—	—	186	329	203	—
Vacant land	41	41	42	5	3	139	157	143	10
Real estate secured	7,461	7,566	6,470	690	255	3,772	5,750	5,463	116
Commercial and industrial	93	97	16	2	4	33	188	265	4
Consumer	36	36	21	1	—	—	—	3	—
Totals	$7,590	$7,699	$6,507	$693	$259	$3,805	$5,938	$5,731	$120

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2018
Residential	$2,792	$2,842	$3,429	$107	$101	$3,799	$5,140	$3,726	$102
Home equity lines of credit	47	47	158	6	2	411	498	114	2
Residential real estate	2,839	2,889	3,587	113	103	4,210	5,638	3,840	104
Commercial	1,808	1,808	2,001	141	88	2,403	3,989	2,992	75
Construction of commercial	252	252	67	16	—	102	110	295	7
Farm land	—	—	—	—	—	216	432	232	—
Vacant land	42	42	43	2	3	147	168	151	10
Real estate secured	4,941	4,991	5,698	272	194	7,078	10,337	7,510	196
Commercial and industrial	—	—	40	—	—	501	596	469	5
Totals	$4,941	$4,991	$5,738	$272	$194	$7,579	$10,933	$7,979	$201

NOTE 5 – LEASES

On January 1, 2019, the Bank adopted ASU 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Bank leases facilities and equipment with various expiration dates through 2036. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The leases for two Bank facilities were accounted for as finance leases (previously referred to as capital leases) at December 31, 2019. The remaining leases were classified as operating leases, and therefore, were previously not recognized on the Bank's Consolidated Balance Sheet. Effective January 1, 2019, the Bank recorded approximately $1.6 million of right-of-use assets and corresponding lease liability related to these operating leases. The Bank does not have any leases with related parties and equipment leases are not material to Salisbury's consolidated financial statements.

The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank's consolidated balance sheet as of December 31, 2019 and consolidated income statements for the twelve months and three months ended December 31, 2019.

($ in thousands)	Classification	December 31, 2019
Assets
Operating	Other assets	$1,360
Finance	Bank premises and equipment [1]	1,503
Total Leased Assets		$2,863
Liabilities
Operating	Accrued interest and other liabilities	$1,360
Finance	Finance lease obligations	1,718
Total lease liabilities		$3,078
[1] Net of accumulated depreciation of $294 thousand.

Lease cost ($ in thousands)	Classification	Twelve months ended December 31, 2019
Operating leases	Premises and equipment	$255
Finance leases:
Amortization of leased assets	Premises and equipment	200
Interest on finance leases	Interest expense	173
Total lease cost		$628

Weighted Average Remaining Lease Term
Operating leases		8.2 years
Financing leases		15.1 years
Weighted Average Discount Rate [1]
Operating leases		3.70%
Financing leases		8.41%
[1] Salisbury uses the FHLBB five year Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of December 31, 2019.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2020	$246	$186
2021	228	192
2022	199	195
2023	134	198
2024	129	200
Thereafter	653	1,980
Total future minimum lease payments	1,589	2,951
Less amount representing interest	(229)	(1,233)
Total present value of net future minimum lease payments	$1,360	$1,718

NOTE 6 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2019	2018
Residential mortgage loans serviced for others	$106,255	$111,378
Fair value of mortgage servicing rights	813	951

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2019	2018	2017
Mortgage Servicing Rights
Balance, beginning of period	$228	$233	$339
Originated	61	43	63
Amortization (1)	(51)	(48)	(169)
Balance, end of period	238	228	233
Valuation Allowance
Balance, beginning of period	—	—	(23)
Decrease (increase) in impairment reserve (1)	—	—	23
Balance, end of period	—	—	—
Mortgage servicing rights, net	$238	$228	$233
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 7 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2019	2018
Securities available-for-sale (at fair value)	$52,845	$80,991
Loans receivable (at book value)	434,329	328,674
Total pledged assets	$487,174	$409,665

At December 31, 2019, securities were pledged as follows: $43.55 million to secure public deposits, $9.25 million to secure repurchase agreements and $0.05 million to secure FHLBB advances. During 2019, additional loans receivable were pledged to secure incremental borrowing capacity from the FHLBB.

NOTE 8 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2019	2018
Land	$2,762	$2,593
Buildings and improvements	14,878	13,458
Leasehold improvements	1,553	1,553
Finance leases	1,798	3,273
Furniture, fixtures, equipment and software	9,370	8,978
Fixed assets in process	768	790
Total cost	31,129	30,645
Accumulated depreciation and amortization	(13,744)	(12,470)
Bank premises and equipment, net	$17,385	$18,175

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2019	2018	2017
Goodwill (1)
Balance, beginning of period	$13,815	$13,815	$12,552
Additions	—	—	1,263
Impairment	—	—	—
Balance, end of period	$13,815	$13,815	$13,815
Core Deposit Intangibles
Cost, beginning of period	$5,881	$5,881	$5,248
Additions	—	—	633
Cost, end of period	5,881	5,881	5,881
Amortization, beginning of period	(4,498)	(4,044)	(3,511)
Amortization	(388)	(454)	(533)
Amortization, end of period	(4,886)	(4,498)	(4,044)
Core deposit intangibles, net	$995	$1,383	$1,837
(1)	Not subject to amortization.

In June 2017, Salisbury acquired the New Paltz, New York branch of Empire State Bank, and assumed approximately $31.4 million in deposits and acquired approximately $7.1 million in loans. Salisbury realized goodwill in the amount of $1.26 million and a core deposit intangible of $633 thousand as a result of this acquisition. Salisbury did not recognize any goodwill or a core deposit intangible as a result of its acquisition of the Fishkill, New York branch from Orange Bank and Trust Company in April 2018.

Salisbury performed an evaluation of its goodwill and intangible assets as of December 31, 2019. There was no impairment recognized during 2019, 2018, or 2017.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years' digits method. Estimated annual amortization expense of core deposit intangibles is as follows:

December 31, (in thousands)	CDI amortization
2020	$321
2021	255
2022	192
2023	128
2024	61
2025	25
2026	13
Total	$995

NOTE 10 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows:

December 31, (in thousands)	CD maturities
2020	$86,025
2021	19,342
2022	9,749
2023	4,937
2024	7,671
Total	$127,724

The total amount and scheduled maturities of time certificates of deposit in denominations of $250 thousand or more were as follows:

Years ended December 31, (in thousands)	2019	2018
Within three months	$4,603	$1,128
After three through six months	3,799	1,359
After six through twelve months	6,628	3,785
Over one year	6,750	9,726
Total	$21,780	$15,998

Included in certificates of deposit at December 31, 2019 and 2018 are brokered and reciprocal deposits of approximately $8.0 million and $44.4 million, respectively. Included in money market funds at December 31, 2019 and 2018 are approximately $66.0 million and $41.1 million, respectively of brokered money market accounts.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (dollars in thousands)	2019	2018
Repurchase agreements, ending balance	$8,530	$4,104
Repurchase agreements, average balance during period	4,913	3,340
Book value of collateral	9,031	11,194
Market value of collateral	9,246	11,276
Weighted average rate during period	0.48%	0.35%
Weighted average maturity	1 day	1 day

NOTE 12 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2019		December 31, 2018
Years ended December 31, (dollars in thousands)	Total (1)	Rate (2)	Total (1)	Rate (2)
Overnight	$—	—%	$9,500	2.72%
2019	—	—	36,767	3.19
2020	44,899	2.14	14,899	2.18
2021	5,988	2.45	5,988	2.45
Total	$50,887	2.18%	$67,154	2.94%
(1)	Net of modification costs
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $233.7 million including access to an unused FHLBB line of credit of $3.5 million at December 31, 2019. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

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

Subordinated debentures totaled $9.9 million at December 31, 2019 and compared to $9.8 million at December 31, 2018, which includes $141 thousand and $165 thousand, respectively of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.33% compared to 6.34% at December 31, 2018.

LIBOR is due to be phased out as a market reference rate by the end of 2021. In December 2014, a group of market participants, known as the Alternative Reference Rates Committee (AARC) was initially convened by the Board of Governors of the Federal Reserve System and the New York Fed in cooperation with the U.S. Department of the Treasury, the U.S. Commodity Futures Trading Commission, and the U.S. Office of Financial Research to identify an alternative reference rate for use primarily in derivatives contracts. The AARC recommended the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR and the Federal Reserve began publishing the SOFR in April 2018. Salisbury will continue to monitor the transition from LIBOR to a new reference rate and its impact on Salisbury's subordinated debt, which will reprice on December 15, 2020.

Notes Payable:

In October 2015, Salisbury entered into a private mortgage for $380 thousand to purchase the Sharon branch property. The mortgage, which has an interest rate of 6%, will mature in September 2030. The outstanding mortgage balance at December 31, 2019 and December 31, 2018 was $246 thousand and $280 thousand, respectively.

NOTE 13 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2019	2018	2017
Federal	$2,406	$1,986	$1,831
State	344	217	195
Current provision	2,750	2,203	2,026
Federal	(317)	(455)	840
State	(74)	(39)	48
Deferred (benefit) expense	(391)	(494)	888
Income tax provision	$2,359	$1,709	$2,914

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31,	2019	2018	2017
Income tax at statutory federal tax rate	21.00%	21.00%	34.00%
State tax, net of federal tax benefit	1.58	1.37	1.74
Tax exempt income and dividends received deduction	(3.82)	(3.84)	(7.00)
Remeasurement of net deferred tax assets	—	—	4.85
BOLI interest and gain	(0.61)	(1.35)	(1.34)
Other	(0.67)	(0.95)	(0.47)
Change in valuation allowance	—	—	—
Effective income tax rates	17.48%	16.23%	31.78%

The components of Salisbury's net deferred tax assets are as follows:

December 31, (in thousands)	2019	2018
Allowance for loan losses	$2,174	$1,916
Interest on non-performing loans	244	233
Accrued deferred compensation	493	334
Post-retirement benefits	11	11
Other real estate owned write-downs	30	—
Restricted stock awards	220	162
Net unrealized holding loss on available for sale securities	—	58
Write-down of securities	2	4
Other	139	282
Gross deferred tax assets	3,313	3,000
Deferred loan costs, net	(329)	(344)
Mark-to-market purchase accounting adjustments	(44)	(37)
Goodwill and core deposit intangible asset	(570)	(545)
Accelerated depreciation	(703)	(698)
Other real estate owned write-downs	—	(45)
Mortgage servicing rights	(58)	(55)
Net unrealized holding gains on available-for-sale securities	(360)	—
Gross deferred tax liabilities	(2,064)	(1,724)
Net deferred tax asset	$1,249	$1,276

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. Salisbury remeasured its net deferred tax asset as of December 31, 2017 due to the enactment of the Tax Cuts and Job Act during the fourth quarter of 2017. This remeasurement resulted in a $445 thousand increase in the tax provision for 2017 and a related reduction in the net deferred tax asset.

In accordance with Connecticut legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay Connecticut state income tax in the foreseeable future unless there is a change in Connecticut law.

Salisbury's policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2019 and 2018, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2016 through December 31, 2019.

NOTE 14 – SHAREHOLDERS' EQUITY

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

The requirements of the final rules approved by the Federal Reserve Bank (“FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of December 31, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. A bank can be considered “well-capitalized” even if it does not maintain the capital conservation buffer as long as it meets the “well-capitalized” levels set forth below (and provided it is not subject to any written order, agreement, capital directive, etc.). A bank with a capital conservation buffer of at least 2.5% means that it generally will not be subject to certain limitations regarding capital distributions, such as dividend payments, discretionary payments on tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers.

The Bank's risk-weighted assets at December 31, 2019 and December 31, 2018 were $891.0 million and $860.6 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 30, 2019
Total Capital (to risk-weighted assets)	$114,421	12.84%	$71,278	8.0%	$93,553	10.5%	$89,098	10.0%

Tier 1 Capital (to risk-weighted assets)	105,430	11.83	53,459	6.0	75,733	8.5	71,278	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	105,430	11.83	40,094	4.5	62,368	7.0	57,914	6.5

Tier 1 Capital (to average assets)	$105,430	9.60	43,944	4.0	43,944	4.0	54,930	5.0
December 31, 2018
Total Capital (to risk-weighted assets)	$104,013	12.09%	$68,848	8.0%	$90,362	10.5%	$86,059	10.0%

Tier 1 Capital (to risk-weighted assets)	96,092	11.17	51,636	6.0	73,150	8.5	68,848	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	96,092	11.17	38,727	4.5	60,242	7.0	55,939	6.5

Tier 1 Capital (to average assets)	$96,092	8.83	$43,527	4.0	$43,527	4.0	$54,409	5.0

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

NOTE 15 –OTHER BENEFITS

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank's safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan's qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury's 401(k) Plan contribution expense for 2019, 2018 and 2017 was $0.9 million $1.0 million, and $0.8 million, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $285 thousand, $358 thousand, and $132 thousand, in 2019, 2018, and 2017, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury's future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $765 thousand and $992 thousand at December 31, 2019, and 2018, respectively. During 2019, the related agreements were modified, which resulted in a benefit adjustment of $328 thousand with an offsetting expense of $101 thousand totaling a net credit to expense of $227 thousand. Expense under this arrangement was $26 thousand for 2018, and $117 thousand for 2017.

The Bank entered into a Supplemental Retirement Plan Agreement with its former Chief Executive Officer that provides for supplemental post retirement payments for a ten-year period as described in the agreement. The related liability was $0 and $25 thousand at December 31, 2019, and 2018, respectively. The related expenses were immaterial for all periods presented.

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen-year period as described in the agreement. The related liability was $358 thousand and $403 thousand at December 31, 2019 and December 31, 2018, respectively. The related expenses were immaterial for all periods presented.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. In 2019, 2018, and 2017, the Bank awarded seven (7), six (6), and eight (8) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $114 thousand in 2019, $115 thousand in 2018, and $80 thousand in 2017.

Management Agreements: Salisbury or the Bank has entered into various management agreements with its named executive officers, including a severance agreement with Mr. Cantele, President and Chief Executive Officer, a change in control agreement with Mr. Albero, Executive Vice President and Chief Financial Officer, and a severance agreement with Mr. Davies, President of the New York Region and Chief Lending Officer. Such agreements are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury's operations.

NOTE 16 - LONG TERM INCENTIVE PLANS

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

The terms of the Plan provide for grants of Directors Stock Retainer Awards, Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, Performance Awards, Deferred Stock, Dividend Equivalents, and Stock or Other Stock-Based Awards that may be settled in shares of common stock, cash, or other property (collectively, “Awards”). Under the Plan, the total number of shares of Common Stock reserved and available for issuance in the ten years following adoption of the Plan in connection with Awards under the Plan is 84,000 shares of Common Stock, which represented less than 5% of Salisbury's outstanding shares of Common Stock at the time the Plan was adopted. Shares of Common Stock with respect to Awards previously granted under the Plan that are cancelled, terminate without being exercised, expire, are forfeited or lapse will again be available for issuance as Awards. Also, shares of Common Stock subject to Awards settled in cash and shares of Common Stock that are surrendered in payment of any Award or any tax withholding requirements will again be available for issuance as Awards. No more than 30,000 shares of Common Stock may be issued pursuant to Awards in any one calendar year. In addition, the Plan limits the total number of shares of Common Stock that may be awarded as Incentive Stock Options (“ISOs”) to 42,000 and the total number of shares of Common Stock that may be issued as Directors Stock Retainer Awards to 15,000. The Directors stock retainer awards were increased from 120 shares per year to 240 shares per year effective January 25, 2013. Effective January 29, 2016, the Directors stock retainer award was increased from 240 shares to 340 shares annually.

The Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 LTIP”) on February 24, 2017, which was approved by shareholders at the 2017 Annual Meeting on May 17, 2017. Pursuant to the 2017 LTIP, as of May 2017, following shareholder approval of the 2017 LTIP, no further awards will be made under the 2011 LTIP, which shall remain in existence solely for purposes of administering outstanding grants. Under the 2017 LTIP, the total number of shares of Common Stock reserved and available for issuance in the next ten years in connection with awards under the 2017 LTIP is 200,000 shares of Common Stock, which represents approximately 7% of Salisbury's 2,770,036 outstanding shares of Common Stock as of March 20, 2017. Of the maximum shares available under the 2017 LTIP, 200,000 shares may be issued upon the exercise of stock options (all of which may be granted as incentive stock options) and 150,000 shares may be issued as restricted stock or restricted stock units (including deferred stock units), provided that, to the extent that a share is issued as a restricted stock award or a restricted stock unit, the share would no longer be available for award as a stock option, unless the restricted stock award or restricted unit is forfeited or otherwise returned to the 2017 LTIP.

Restricted stock

In 2019, 2018 and 2017 Salisbury granted a total of 15,130, 13,210, and 13,824 shares of restricted stock pursuant to its 2011 and 2017 LTIP to certain employees and Directors. The fair value of the stock at grant date was determined to be $601 thousand, $585 thousand, and $547 thousand, respectively. The stock will be vested three years from the grant date.

The following table presents the amount of cumulatively granted restricted stock awards under the 2011 and 2017 Long-Term Incentive Plans:

		Weighted Average		Weighted Average
Year Ended December 31,	2019	Grant Price	2018	Grant Price
Beginning of Year	39,434	$37.73	27,024	$34.62
Granted	15,130	39.70	13,210	44.30
Vested	(14,228)	30.33	—	—
Forfeited	(710)	42.81	(800)	40.99
End of Year	39,626	$41.04	39,434	$37.73

The fair value of the restricted shares that vested during 2019, 2018 and 2017 were $556 thousand, $0, and $222 thousand, respectively. Compensation expense for restricted stock awards in 2019, 2018, and 2017 was $486 thousand, $447 thousand, and $265 thousand, respectively. Unrecognized compensation cost relating to the restricted stock awards was $795 thousand, $711 thousand, and $606 thousand as of December 31, 2019, 2018 and 2017, respectively. The remaining weighted average vesting period on restricted shares as of December 31, 2019, over which unrecognized compensation cost is expected to be recognized, is 1.5 years.

In 2017, Salisbury, recorded a $105 thousand benefit to the tax provision for the adoption of ASU 2016-09. The tax benefit associated with restricted stock awards, which was recognized in earnings for 2019, 2018 and 2017, was approximately $103 thousand, $87 thousand and $88 thousand, respectively.

Additionally, in 2019, 2018 and 2017 the Compensation Committee granted a total of 0, 53,500 and 56,600, Phantom Stock Appreciation Units (“PSUs” pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”) to certain employees, including the Named Executive Officers. The units will vest on the third anniversary of the grant date. Salisbury's compensation expense related to the PSUs was $414 thousand, $171 thousand, and $135 thousand for 2019, 2018, and 2017 respectively.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted 6,800 performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan (Phantom). Salisbury will continue to record an expense for the Phantom plan until the final tranche of awards is paid out in January 2021.

The performance goal under the RSU plan is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022. The fair value of the RSUs at the grant date was $280 thousand. Compensation expense of $70 thousand was recorded with respect to these RSUs in 2019. No performance-based restricted stock units were awarded prior to 2019.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $888 thousand, $758 thousand, and $532 thousand, in 2019, 2018, and 2017, respectively.

NOTE 17 – STOCK OPTIONS

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. The table below reflects the remaining outstanding options related to this transaction and presents a summary of the status of Salisbury's outstanding stock options as of and for the year ended December 31, 2019:

Year ended December 31, 2019	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	22,545	$17.04
Granted	—	—
Exercised	(4,725)	17.04
Forfeited or expired	—	—
End of period	17,820	$17.04	4.00	$510,187

Year ended December 31, 2018	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	40,500	$21.73
Granted	—	—
Exercised	(9,155)	24.26
Forfeited or expired	(8,800)	31.11
End of period	22,545	$17.04	5.00	$456,000

All options are vested and exercisable at December 31, 2019. The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $125 thousand, $160 thousand, and $156 thousand, respectively.

NOTE 18 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2019	2018
Balance, beginning of period	$9,432	$7,651
Advances	8,010	4,374
Repayments	(6,787)	(2,593)
Balance, end of period	$10,655	$9,432

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax benefit allocated to each component of other comprehensive loss:

Years ended December 31, (in thousands)	2019	2018	2017
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	$2,258	$(202)	$(318)
Reclassification of net realized gains in net income(1)	(263)	(318)	(178)
Unrealized gains (losses) on securities available-for-sale	1,995	(520)	(496)
Income tax (expense) benefit	(418)	105	198
Unrealized gains (losses) on securities available-for-sale, net of tax	1,577	(415)	(298)
Other comprehensive income (loss)	$1,577	$(415)	$(298)

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains on securities, net; the tax effect is included in the income tax provision; and the after-tax amount is included in net income. The income tax expense related to reclassification of net realized gains was approximately $55 thousand, $67 thousand, and $61 thousand in 2019, 2018 and 2017, respectively.

The components of accumulated other comprehensive income (loss) are as follows:

December 31, (dollars in thousands)	2019	2018
Unrealized gains (losses) on securities available-for-sale, net of tax	$1,357	$(220)
Accumulated other comprehensive income (loss)	$1,357	$(220)

NOTE 20 - COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Bank's agreement with the core accounting processing service provider will continue until the eighth anniversary of the commencement date, which was November 10, 2016. If the Bank cancels the agreement prior to the end of the contract term, a lump sum termination fee will have to be paid. The fee shall consist of the total amount that would have been paid or reimbursed to the service provider during the remainder of the term of the agreement.

Employment and Change in Control Agreements

Salisbury has entered into severance agreements with certain senior executives, including with two (2) named executive officers, Richard J. Cantele, Jr., and John M. Davies which provide payouts ranging from 1.0 to 3.0 times base salary, annual cash bonus and other benefits. Salisbury has also entered into change in control agreements with certain senior executives, including named executive officer Peter Albero, all of which provide a severance payment ranging from 0.5 to 2.0 times base salary, annual cash bonus and other benefits in the event employment is terminated in conjunction with a defined change in control.

Contingent Liabilities

The Bank is involved in various claims and legal proceedings, which are not material, arising in the ordinary course of business. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the registrant's business, to which Salisbury is a party or to which any of its property is subject.

On October 4, 2019, Salisbury entered into a contract with Arris Contracting Company, Inc. to construct an operations center on its Lakeville, CT. campus in 2020. The estimated construction cost is $5.0 million and Salisbury may terminate the contract at its convenience and without cause. In the event of such termination, Salisbury will be required to pay for work executed and costs incurred by reason of such termination.

NOTE 21 - FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2019 and 2018, the maximum potential amount of the Bank's obligation was $4.7 million and $3.9 million, respectively, for financial, commercial and standby letters of credit.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit.  If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows:

December 31, (dollars in thousands)	2019	2018
Residential	$5,815	$6,751
Home equity lines of credit	28,160	29,872
Commercial	14,858	19,051
Land	1,014	14
Real estate secured	49,847	55,688
Commercial and industrial	78,286	77,219
Municipal	2,499	250
Consumer	2,148	1,583
Unadvanced portions of loans	132,780	134,740
Commitments to originate loans	33,781	18,397
Letters of credit	4,657	3,865
Total	$171,218	$157,002

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $96 thousand and $90 thousand as of December 31, 2019 and December 31, 2018, respectively.

NOTE 22 - FAIR VALUE MEASUREMENTS

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2019.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,644	$—	$4,644
Municipal bonds	—	27,193	—	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	29,357	—	29,357
Collateralized mortgage obligations:
U.S. Government agencies	—	25,499	—	25,499
Corporate bonds	—	5,108	—	5,108
Securities available-for-sale	$—	$91,801	$—	$91,801
CRA mutual funds	882	—	—	882
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$1,593	$1,593
Other real estate owned	$—	$—	$314	$314
December 31, 2018
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$7,670	$—	$7,670
Municipal bonds	—	5,379	—	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	57,446	—	57,446
Collateralized mortgage obligations:
U.S. Government agencies	—	17,747	—	17,747
Corporate bonds	—	3,576	—	3,576
Securities available-for-sale	$—	$91,818	$—	$91,818
CRA mutual funds	836	—	—	836
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$4,238	$4,238
Other real estate owned	$—	$—	$1,810	$1,810

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets
Cash and cash equivalents	$26,885	$26,885	$26,885	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	91,801	91,801	—	91,801	—
CRA mutual fund	882	882	882	—	—
Federal Home Loan Bank of Boston stock	3,242	3,242	3,242	—	—
Loans held-for-sale	332	334	—	—	334
Loans receivable, net	927,413	933,287	—	—	933,287
Accrued interest receivable	3,415	3,415	3,415	—	—
Cash surrender value of life insurance policies	20,580	20,580	20,580	—	—
Financial Liabilities
Demand (non-interest-bearing)	$237,852	$237,852	$—	$237,852	$—
Demand (interest-bearing)	153,314	153,314	—	153,314	—
Money market	239,504	239,504	—	239,504	—
Savings and other	161,112	161,112	—	161,112	—
Certificates of deposit	127,724	128,629	—	128,629	—
Deposits	919,506	920,411	—	920,411	—
Repurchase agreements	8,530	8,530	—	8,530	—
FHLBB advances	50,887	51,028	—	51,028	—
Subordinated debt	9,859	10,113	10,113	—	—
Note payable	246	251	—	251	—
Finance lease liability	1,718	1,967	—	—	1,967
Accrued interest payable	78	78	78	—	—
December 31, 2018
Financial Assets
Cash and cash equivalents	$58,445	$58,445	$58,445	$—	$—
Securities available-for-sale, net	91,818	91,818	—	91,818	—
CRA mutual fund	836	836	836	—	—
Federal Home Loan Bank of Boston stock	4,496	4,496	4,496	—	—
Loans receivable, net	909,279	886,222	—	—	886,222
Accrued interest receivable	3,148	3,148	3,148	—	—
Cash surrender value of life insurance policies	14,438	14,438	14,438	—	—
Financial Liabilities
Demand (non-interest-bearing)	$228,448	$228,448	$—	$228,448	$—
Demand (interest-bearing)	153,586	153,586	—	153,586	—
Money market	204,219	204,219	—	204,219	—
Savings and other	178,807	178,807	—	178,807	—
Certificates of deposit	161,679	162,013	—	162,013	—
Deposits	926,739	927,073	—	927,073	—
Repurchase agreements	4,104	4,104	—	4,104	—
FHLBB advances	67,154	67,231	—	67,231	—
Subordinated debt	9,835	10,006	10,006	—	—
Note payable	280	288	—	288	—
Finance lease liability	3,081	3,339	—	—	3,339
Accrued interest payable	237	237	237	—	—

During 2019, management reassessed the pricing inputs for certain assets and liabilities including Federal Home Loan Bank of Boston stock, accrued interest receivable, deposits and subordinated debt. Based on this reassessment, Federal Home Loan Bank of Boston stock, accrued interest receivable and subordinated debt were reclassified from Level 3 to Level 1 and deposits were reclassified from Level 3 to Level 2. Prior period data were reclassified to conform to the current presentation.

NOTE 23 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2019	2018
Assets
Cash and due from banks	$2,273	$2,105
Investment in bank subsidiary	121,027	110,525
Other assets	252	689
Total Assets	$123,552	$113,319
Liabilities and Shareholders' Equity
Subordinated debt	$9,859	$9,835
Other liabilities	38	25
Shareholders' equity	113,655	103,459
Total Liabilities and Shareholders' Equity	$123,552	$113,319

Statements of Income Years ended December 31, (in thousands)	2019	2018	2017
Dividends from subsidiary	$3,546	$3,529	$3,691
Interest income	10	10	8
Interest expense	624	624	624
Non-interest expenses	417	435	530
Income before taxes and equity in undistributed net income of subsidiary	2,515	2,480	2,545
Income tax benefit	252	256	421
Income before equity in undistributed net income of subsidiary	2,767	2,736	2,966
Equity in undistributed net income of subsidiary	8,369	6,088	3,290
Net income	$11,136	$8,824	$6,256

Statements of Cash Flows Years ended December 31, (in thousands)	2019	2018	2017
Net income	$11,136	$8,824	$6,256
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(8,369)	(6,088)	(3,290)
Other	474	(239)	(410)
Net cash provided by operating activities	3,241	2,497	2,556
Investing Activities
Investment in bank	—	—	—
Net cash utilized by investing activities	—	—	—
Financing Activities
Common stock dividends paid	(3,155)	(3,133)	(3,113)
Proceeds from issuance of common stock	82	222	395
Net cash (utilized) by financing activities	(3,073)	(2,911)	(2,718)
Net increase (decrease) in cash and cash equivalents	168	(414)	(162)
Cash and cash equivalents, beginning of period	2,105	2,519	2,681
Cash and cash equivalents, end of period	$2,273	$2,105	$2,519

NOTE 24 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2019	2018	2017
Net income applicable to common shareholders	$11,136	$8,824	$6,256
Less: Undistributed earnings allocated to participating securities	(160)	(111)	(55)
Net income allocated to common stock	$10,976	$8,713	$6,201
Weighted average common shares issued	2,817	2,798	2,779
Less: Unvested restricted stock awards	(35)	(35)	(24)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,782	2,763	2,755
Add: Dilutive effect of stock options	12	17	19
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,794	2,780	2,774
Earnings per common share (basic)	$3.95	$3.15	$2.25
Earnings per common share (diluted)	$3.93	$3.13	$2.24
70

NOTE 25 – SUBSEQUENT EVENTS

Salisbury has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

The Board of Directors of Salisbury approved a $0.01 increase in the quarterly dividend to $0.29 per common share at their January 24, 2020 meeting. The dividend was paid on February 28, 2020 to shareholders of record as of February 14, 2020.

On January 24, 2020, Salisbury entered into updated severance agreements with Richard J. Cantele, Jr., President and Chief Executive Officer, and John M. Davies, President of N.Y. Region and Chief Lending Officer. Salisbury also entered into an updated change in control agreement with Peter Albero, Chief Financial Officer. The new agreements supersede and replace their previous agreements with Salisbury. For additional information see Form 8-K filed January 30, 2020.

NOTE 25 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2019 and 2018 is as follows:

Year ended December 31, 2019 (in thousands, except ratios and per share amounts)	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Statement of Income
Interest and dividend income	$10,854	$10,832	$11,023	$10,705
Interest expense	2,417	2,488	2,356	2,040
Net interest and dividend income	8,437	8,344	8,667	8,665
Provision for loan losses	294	151	94	417
Trust and Wealth Advisory	906	1,044	1,023	1,022
Service charges and fees	920	1,012	1,003	1,092
Gains on sales of mortgage loans, net	7	1	42	67
Mortgage servicing, net	76	80	76	75
Gains (Losses) on CRA mutual fund	11	12	6	(4)
(Losses) Gains on sales of available -for-sale- securities, net	(9)	281	(9)	—
BOLI income and gains	79	87	86	139
Other	37	31	29	28
Non-interest income	2,027	2,548	2,256	2,419
Non-interest expense	7,211	7,439	7,184	7,080
Income before income taxes	2,959	3,302	3,645	3,587
Income tax provision	525	599	657	578
Net income	2,434	2,703	2,988	3,009
Net income allocated to common stock	2,408	2,671	2,940	2,960
Financial Condition
Total assets	1,118,925	1,119,212	1,144,240	1,112,448
Loans, net	911,188	910,573	915,083	927,413
Allowance for loan losses	8,750	8,887	8,846	8,895
Securities	102,479	103,857	98,270	95,925
Deposits	941,969	950,723	966,178	919,506
Repurchase agreements	2,951	6,308	8,588	8,530
FHLBB advances	47,712	32,769	37,828	50,887
Shareholders' equity	106,109	108,948	111,580	113,655
Non-performing assets	7,130	5,463	5,687	3,935
Per Common Share Data
Earnings, basic	$0.87	$0.96	$1.06	$1.06
Earnings, diluted	0.86	0.95	1.05	1.06
Cash dividends declared	0.28	0.28	0.28	0.28
Cash dividends paid	0.28	0.28	0.28	0.28
Book value	37.81	38.59	39.52	40.22
Market price: (a)
High	44.20	42.60	40.00	47.05
Low	35.25	37.20	35.26	37.42
Statistical Data
Net interest margin (fully tax equivalent)	3.28%	3.19%	3.29%	3.34%
Efficiency ratio (fully tax equivalent)	66.15	65.81	62.90	61.81
Return on average assets	0.89	0.97	1.05	1.07
Return on average shareholders' equity	9.45	10.07	10.73	10.56
Weighted average common shares outstanding, basic	2,777	2,780	2,783	2,781
Weighted average common shares outstanding, diluted	2,789	2,793	2,795	2,794
(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Salisbury Bancorp, Inc.'s Common Stock, par value $0.10 per share ("Common Stock") trades on the NASDAQ under the symbol: SAL. As of March 9, 2020, there were approximately 2,308 shareholders of record of the Company's Common Stock.

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

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury's management, including Salisbury's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Salisbury's disclosure controls and procedures at and for the year ended December 31, 2019. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury's disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Salisbury and its subsidiary is responsible for establishing and maintaining effective internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, Salisbury's principal executive and principal financial officers, or persons performing similar functions, and effected by Salisbury's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

As of December 31, 2019, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2019 was effective. Baker Newman & Noyes, LLC, an independent registered public accounting firm, has audited Salisbury's consolidated financial statements included in this Annual Report on Form 10-K, and, as part of its audit, has issued its report, included herein on page 36, on the effectiveness of Salisbury's internal control over financial reporting.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2019 that materially affected or are reasonably likely to materially affect Salisbury's internal control over financial reporting

Item 9B.	OTHER INFORMATION

On March 9, 2020 the Board of Directors approved an amendment to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan (the “Plan”) which allows the Committee, in its sole discretion, to accelerate vesting of all or a portion of an award upon the termination of service of a participant or the occurrence of a change in control. See Exhibit 10.16 included herein.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears in Salisbury's Proxy Statement for the 2020 Annual Meeting of Shareholders, under the captions “Executive Officers;” “Election of Directors” and “Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2020 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury's Proxy Statement for the 2020 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” "Election of Directors” and “Director Independence" and "Executive Compensation." Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2020 Annual Meeting of Shareholders, under the captions “Election of Directors” and “Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2020 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant's 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant's Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant's Form 8-K filed December 10, 2015).
4.2	Description of registrant's securities.
10.1	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury's 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K filed March 19, 2012).
10.2	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K filed March 7, 2013).
10.3	Severance Agreement between Salisbury Bank and Trust Company and Mr. Richard J. Cantele, Jr. dated January 24, 2020 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 30, 2020).
10.4	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed February 15, 2013).
10.5	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.6	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.7	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.8	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Form 10-K filed March 30, 2016).
10.9	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Form 10-K filed March 30, 2016).
10.10	Severance Agreement between Salisbury Bank and Trust Company and John M. Davies dated January 24, 2020 (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 30, 2020).
10.11	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed December 10, 2015). (incorporated by reference to Exhibit 10.15 of Form 10-K filed March 30, 2016).
10.12	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and approved by shareholders at Salisbury's 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant's proxy filed March 20, 2017).
74

10.13	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference Exhibits 10.2 of Form 10-Q filed May 15, 2017).
10.14	Change in Control Agreement with Peter Albero dated January 24, 2020 (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 30, 2020).
10.15	Change in Control Agreement with Steven M. Essex dated February 22, 2019 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 25, 2019).
10.16	Amendment Number One to 2017 Long Term Incentive Plan dated as of March 9, 2020.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)       Financial Statement Schedules

No financial statement schedules are required to be filed as Exhibits pursuant to Item 15(c).

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.

Richard J. Cantele, Jr.,

President and Chief Executive Officer

March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles M. Andola	/s/ Nancy F. Humphreys
Charles M. Andola	Nancy F. Humphreys
Director	Director
March 13, 2020	March 13, 2020

/s/ George E. Banta	/s/ Holly J. Nelson
George E. Banta	Holly J. Nelson
Director	Director
March 13, 2020	March 13, 2020

/s/ Arthur J. Bassin	/s/ John F. Perotti
Arthur J. Bassin	John F. Perotti
Director	Director
March 13, 2020	March 13, 2020

/s/ Richard J. Cantele, Jr.	/s/ Neila B. Radin
Richard J. Cantele, Jr.	Neila B. Radin
Director, President and Chief Executive Officer	Director
March 13, 2020	March 13, 2020

/s/ David B. Farrell	/s/ Grace E. Schalkwyk
David B. Farrell	Grace E. Schalkwyk
Director	Director
March 13, 2020	March 13, 2020

/s/ Michael D. Gordon	/s/ Peter Albero
Michael D. Gordon	Peter Albero
Director	Chief Financial Officer
March 13, 2020	and Chief Accounting Officer
March 13, 2020
/s/ Polly Diane Hoe
Polly Diane Hoe
Director
March 13, 2020

