Form 10-Q
period 2020-03-31
SALISBURY BANCORP INC
filed 2020-05-08
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 5, 2020 is 2,828,317.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$6,597	$7,406
Interest bearing demand deposits with other banks	32,665	19,479
Total cash and cash equivalents	39,262	26,885
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	91,333	91,801
CRA mutual fund at fair value	900	882
Federal Home Loan Bank of Boston stock at cost	2,733	3,242
Loans held-for-sale	580	332
Loans receivable, net (allowance for loan losses: $10,618 and $8,895)	949,142	927,413
Other real estate owned	—	314
Bank premises and equipment, net	17,535	17,385
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $4,973 and $4,886)	908	995
Accrued interest receivable	3,437	3,415
Cash surrender value of life insurance policies	20,714	20,580
Deferred taxes	1,174	1,249
Other assets	3,468	3,390
Total Assets	$1,145,751	$1,112,448
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$243,491	$237,852
Demand (interest bearing)	157,069	153,314
Money market	222,746	239,504
Savings and other	167,408	161,112
Certificates of deposit	174,906	127,724
Total deposits	965,620	919,506
Repurchase agreements	4,929	8,530
Federal Home Loan Bank of Boston advances	40,932	50,887
Subordinated debt	9,865	9,859
Note payable	237	246
Finance lease obligations	1,707	1,718
Accrued interest and other liabilities	6,318	8,047
Total Liabilities	1,029,608	998,793
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,829,017 and 2,825,912
Outstanding: 2,829,017 and 2,825,912	283	283
Unearned compensation – restricted stock awards	(659)	(795)
Paid-in capital	44,566	44,490
Retained earnings	69,547	68,320
Accumulated other comprehensive income, net	2,406	1,357
Total Shareholders' Equity	116,143	113,655
Total Liabilities and Shareholders' Equity	$1,145,751	$1,112,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands, except per share amounts)	2020	2019
Interest and dividend income
Interest and fees on loans	$9,987	$9,934
Interest on debt securities
Taxable	455	621
Tax exempt	185	72
Other interest and dividends	91	227
Total interest and dividend income	10,718	10,854
Interest expense
Deposits	1,509	1,796
Repurchase agreements	7	3
Finance lease	36	46
Note payable	4	4
Subordinated Debt	156	156
Federal Home Loan Bank of Boston advances	219	412
Total interest expense	1,931	2,417
Net interest and dividend income	8,787	8,437
Provision for loan losses	1,706	294
Net interest and dividend income after provision for loan losses	7,081	8,143
Non-interest income
Trust and wealth advisory	1,030	906
Service charges and fees	905	920
Gains on sales of mortgage loans, net	61	7
Mortgage servicing, net	67	76
Gains on CRA mutual fund	14	11
Gains on sales and calls of available-for-sale-securities, net	1	(9)
BOLI income and gains	134	79
Other	33	37
Total non-interest income	2,245	2,027
Non-interest expense
Salaries	2,850	2,993
Employee benefits	1,146	1,185
Premises and equipment	911	972
Data processing	540	509
Professional fees	628	535
OREO gains, losses and write-downs, net	—	52
Collections, OREO, and loan related	25	130
FDIC insurance	105	163
Marketing and community support	125	156
Amortization of intangibles	87	104
Other	519	412
Total non-interest expense	6,936	7,211
Income before income taxes	2,390	2,959
Income tax provision	343	525
Net income	$2,047	$2,434
Net income available to common shareholders	$2,013	$2,408

Basic earnings per common share	$0.72	$0.87
Diluted earnings per common share	0.72	0.86
Common dividends per share	0.29	0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2020	2019
Net income	$2,047	$2,434
Other comprehensive income
Net unrealized gains on securities available-for-sale	1,330	1,130
Reclassification of net realized (income) losses in net income(1)	(1)	9
Unrealized gains on securities available-for-sale	1,329	1,139
Income tax expense	(280)	(239)
Unrealized gains on securities available-for-sale, net of tax	1,049	900
Comprehensive income	$3,096	$3,334

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect, which is immaterial to Salisbury's consolidated results, is included in the income tax provision and the after tax amount is included in net income.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income	—	—	—	2,434	—	—	2,434
Other comprehensive income, net of tax	—	—	—	—	—	900	900
Common stock dividends declared ($0.28 per share)	—	—	—	(784)	—	—	(784)
Forfeiture of restricted stock shares	(100)	—	(5)	—	5	—	—
Stock based compensation-restricted stock awards	—	—	—	—	100	—	100
Balances at March 31, 2019	2,806,681	$281	$43,765	$61,989	$(606)	$680	$106,109
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income	—	—	—	2,047	—	—	2,047
Other comprehensive income, net of tax	—	—	—	—	—	1,049	1,049
Common stock dividends declared ($0.29 per share)	—	—	—	(820)	—	—	(820)
Stock Options exercised	3,105	—	53	—	—	—	53
Stock based compensation-restricted stock awards	—	—	23	—	136	—	159
Balances at March 31, 2020	2,829,017	$283	$44,566	$69,547	$(659)	$2,406	$116,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2020	2019
Operating Activities
Net income	$2,047	$2,434
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	105	12
Bank premises and equipment	355	410
Core deposit intangible	87	104
Modification fees on Federal Home Loan Bank of Boston advances	45	58
Subordinated debt issuance costs	6	6
Mortgage servicing rights	16	11
Fair value adjustment on loans	—	(64)
Fair value adjustment on deposits	(1)	(2)
(Gains) and losses, including write-downs
Gain on CRA mutual fund	(14)	(11)
(Gain) loss on securities available-for-sale, net	(1)	9
Gain on sales of loans, excluding capitalized servicing rights	(45)	(5)
Write-downs of other real estate owned	—	52
Provision for loan losses	1,706	294
Proceeds from loans sold	3,157	368
Loans originated for sale	(3,360)	(363)
Decrease in deferred loan origination fees and costs, net	33	88
Mortgage servicing rights originated	(33)	(4)
Increase in interest receivable	(22)	(263)
Deferred tax (benefit) expense	(205)	271
Decrease (increase) in prepaid expenses	18	(143)
Increase in cash surrender value of life insurance policies	(134)	(79)
Decrease in income tax receivable	—	137
(Increase) decrease in other assets	(78)	649
Decrease in accrued expenses	(2,969)	(1,628)
Increase in income tax payable	408	—
Increase in interest payable	219	341
Increase (decrease) in other liabilities	613	(142)
Stock based compensation-restricted stock awards	159	100
Net cash provided by operating activities	2,112	2,640
Investing Activities
Redemption of Federal Home Loan Bank of Boston stock	509	1,124
Purchases of securities available-for-sale	(2,729)	(9,391)
Proceeds from sale of securities	—	965
Reinvestment of CRA mutual fund	(4)	(5)
Proceeds from calls of securities available-for-sale	655	—
Proceeds from maturities/principal payments of securities available-for-sale	3,767	3,107
Loan originations and principal collections, net	(23,497)	(2,235)
Recoveries of loans previously charged off	29	7
Proceeds from sale of OREO	314	1,017
Purchase of life insurance (BOLI)	—	(750)
Capital expenditures	(505)	(47)
Net cash utilized by investing activities	$(21,461)	$(6,208)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

Three months ended March 31, (in thousands)	2020	2019
Financing Activities
(Decrease) increase in deposit transaction accounts, net	$(1,068)	$4,551
Increase in time deposits, net	47,182	10,681
Decrease in securities sold under agreements to repurchase, net	(3,601)	(1,153)
Federal Home Loan Bank of Boston advances, net change in advances with maturity dates less than three months	(20,000)	(9,500)
Advances (principal payments) on Federal Home Loan Bank of Boston long term advances	10,000	(10,000)
Principal payments on note payable	(9)	(8)
Principal payments on finance lease obligations	(11)	(35)
Stock options exercised	53	—
Common stock dividends paid	(820)	(784)
Net cash provided by (utilized by) financing activities	31,726	(6,248)
Net increase (decrease) in cash and cash equivalents	12,377	(9,816)
Cash and cash equivalents, beginning of period	26,885	58,445
Cash and cash equivalents, end of period	$39,262	$48,629
Cash paid during period
Interest	$1,662	$2,014
Income taxes	140	81
Non-cash investing and financing activities
Adoption of ASU 2016-02- Other assets	—	1,552
Adoption of ASU 2016-02- Other liabilities	—	(1,552)

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks and Uncertainties

The outbreak of the COVID-19 pandemic (“virus” or “COVID-19”) has adversely impacted a broad range of industries in which the Bank's customers operate and could impair their ability to fulfill their financial obligations to the Bank. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Bank operates. Salisbury proactively implemented many operational changes to protect its employees and customers, which included the closing of the lobbies of its branches to customers, implementing banking by appointment and requiring employees to work remotely or from different locations. Salisbury has experienced neither a significant interruption in service provided to its customers nor a material decline in business activity as a result of the virus.

The Coronavirus Aid, Relief and Economic Security(“CARES”) Act was signed into law on March 27, 2020 as a legislative economic stimulus package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to small businesses. If the economic shutdown to contain the virus continues for an extended period or is unsuccessful, the Bank could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact that the virus and an extended economic shutdown will have on Salisbury's operations, Salisbury is disclosing the material items of which it is currently aware.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company because its public float is less than $250 million. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” which clarified or addressed specific issues about certain aspects of the amendments in ASU 2016-13. The amendments in ASU 2019-11 clarified the following: (1) The allowance for credit losses for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cashflows after acquisition; (2) Transition relief will be provided by permitting entities an accounting policy election to adjust the effective interest rate on existing troubled debt restructurings using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring; (3) Disclosure relief will be extended for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis; (4) An entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient. The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. Upon adoption, Salisbury will apply the standards' provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. Salisbury anticipates that the adoption of ASU 2016-13 and related updates will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses. Salisbury has engaged a third-party software vendor to model the allowance for loan and losses in conformance with this ASU. Salisbury will continue to refine this model and assess the impact to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU is intended to allow companies to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The FASB is researching whether similar amendments should be considered for other entities, including public business entities. ASU 2017-04 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019 and interim periods within those years. Entities should apply the guidance prospectively. On January 1, 2020, the Bank adopted the new standard, which did not have a material impact on Salisbury's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. On January, 1, 2020, the Bank adopted the new standard, which only revised disclosure requirements and did not have a material impact on Salisbury's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting or Income Taxes.” The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:1. Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this Update also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. 2. Requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years; early adoption is permitted. Salisbury is currently evaluating the provisions of ASU 2019-12 to determine the potential impact the new standard will have on Salisbury's Consolidated Financial Statements.

Other Regulatory Pronouncements

On March 12, 2020 the Securities and Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer”. The amendments increase the threshold criteria for meeting these categories and are effective on April 27, 2020 and apply to annual reports due on or after such effective date. Prior to these changes, Salisbury was designated as a “smaller reporting company” and an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of Salisbury's most recent second quarter. The rule changed the definition of “accelerated filer” and expands the category of “non-accelerated filer” to include entities with public float of less than $700 million and less than $100 million in annual revenues. Salisbury expects to meet the new definition of non-accelerated filer while continuing to qualify as a “smaller reporting company”, and would no longer be considered an accelerated filer. The categorization of “accelerated” or “large accelerated filer” determines the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Non-accelerated filers also have additional time to file quarterly and annual reports. All public companies are required to obtain and file annual financial statements audits as well as provide management's assertion on the effectiveness of internal controls over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers. As the Bank has total assets exceeding $1.0 billion, it remains subject to the rules of the Federal Deposit Insurance Corporation, which requires an auditor attestation of internal controls over the Bank's regulatory financial reporting. As such, other than additional time provided to file quarterly and annual reports, this amendment to the definition of accelerated filer does not significantly change Salisbury's annual reporting and audit requirements and does not change the auditor's role in the financial statement audit.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
March 31, 2020
Available-for-sale
U.S. Government Agency notes	$4,218	$174	$1	$4,391
Municipal bonds	26,392	861	3	27,250
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	29,003	871	31	29,843
Collateralized mortgage obligations:
U.S. Government agencies	23,674	1,053	—	24,727
Corporate bonds	5,000	158	36	5,122
Total securities available-for-sale	$88,287	$3,117	$71	$91,333
CRA mutual fund				$900
Non-marketable securities
Federal Home Loan Bank of Boston stock	$2,733	$—	$—	$2,733
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2019
Available-for-sale
U.S. Government Agency notes	$4,520	$125	$1	$4,644
Municipal bonds	26,562	704	73	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	28,961	420	24	29,357
Collateralized mortgage obligations:
U.S. Government agencies	25,041	468	10	25,499
Corporate bonds	5,000	108	—	5,108
Total securities available-for-sale	$90,084	$1,825	$108	$91,801
CRA mutual fund				$882
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,242	$—	$—	$3,242

Salisbury did not sell any available-for-sale securities during the three month period ended March 31, 2020. Salisbury sold $1.0 million in securities available-for-sale during the three month period ended March 31, 2019 realizing a pre-tax loss of $9 thousand and related tax benefit of $2 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$126	$1	$126	$1
Municipal bonds	1,060	3	—	—	1,060	3
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	2,808	30	108	1	2,916	31
Corporate bonds	714	36	—	—	714	36
Total temporarily impaired securities	$4,582	$69	$234	$2	$4,816	$71

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$195	$1	$195	$1
Municipal bonds	6,273	73	—	—	6,273	73
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	5,781	22	704	2	6,485	24
Collateralized mortgage obligations:
U.S. Government Agencies	1,438	10	—	—	1,438	10
Total temporarily impaired securities	$13,492	$105	$899	$3	$14,391	$108

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

March 31, 2020 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 1 year but within 5 years	$—	$—		%
	After 5 year but within 10 years	2,496	2,567	3.48
	Total	2,493	2,567	3.48
Municipal bonds	After 5 year but within 10 years	1,727	1,841	3.16
	After 10 years	24,665	25,409	3.43
	Total	26,392	27,250	3.41
Mortgage-backed securities and Collateralized mortgage obligations	U.S. Government agencies	54,399	56,394	2.85

Corporate bonds	After 5 years but within 10 years	5,000	5,122	5.21
Securities available-for-sale		$88,287	$91,333	3.17%

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

The following summarizes, by security type, the basis for evaluating if the applicable debt securities were OTTI at March 31, 2020.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Four securities had unrealized losses at March 31, 2020, which approximated 0.70% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2020

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Two securities had unrealized losses at March 31, 2020, which approximated 0.24% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2020.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Five securities had unrealized losses at March 31, 2020, which approximated 1.04% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. One security had an unrealized loss at March 31, 2020, which approximated 4.80% of its amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of this security. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in this security, although it is not more likely than not that Salisbury will be required to sell this security before recovery of its cost basis, which may be maturity, and does not intend to sell this security. Management evaluated the impairment status of this debt security, and concluded that the gross unrealized loss was temporary in nature. Therefore, management does not consider this investment to be other-than temporarily impaired at March 31, 2020.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of March 31, 2020. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Residential 1-4 family	$353,112	$346,299
Residential 5+ multifamily	35,008	35,455
Construction of residential 1-4 family	12,214	11,889
Home equity lines of credit	31,907	33,798
Residential real estate	432,241	427,441
Commercial	310,436	289,795
Construction of commercial	10,922	8,466
Commercial real estate	321,358	298,261
Farm land	3,612	3,641
Vacant land	14,488	7,893
Real estate secured	771,699	737,236
Commercial and industrial	157,573	169,411
Municipal	20,964	21,914
Consumer	8,195	6,385
Loans receivable, gross	958,431	934,946
Deferred loan origination fees and costs, net	1,329	1,362
Allowance for loan losses	(10,618)	(8,895)
Loans receivable, net	$949,142	$927,413
Loans held-for-sale
Residential 1-4 family	$580	$332

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

At March 31, 2020 and December 31, 2019, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $62.6 million and $67.0 million, respectively.

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

Salisbury's commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges from the economic downturn caused by the COVID-19 virus pandemic (“virus”). Approximately 34% of the Bank's commercial gross loans receivable are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 15% of the Bank's gross commercial loan receivables is to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 8% of gross commercial loan receivables is to educational institutions and approximately 6% of Salisbury's gross commercial loan receivables is to entertainment and recreation related businesses, which include a ski resort, bowling alleys and amusement parks. Salisbury's commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors. The duration of the economic shutdown and the time required for businesses to recover may adversely affect the ability of some borrowers to make timely loan payments. During such economic shutdown and recovery, the Bank may experience higher loan payment delinquencies and higher loan charge-offs, which could warrant increased provisions for loan losses.

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

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank's loan portfolio is examined periodically by its regulatory agencies, the Federal Deposit Insurance Corporation (“FDIC”) and the Connecticut Department of Banking (“CTDOB”).

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2020
Residential 1-4 family	$344,792	$4,191	$4,129	$—	$—	$353,112
Residential 5+ multifamily	33,180	98	1,730	—	—	35,008
Construction of residential 1-4 family	12,214	—	—	—	—	12,214
Home equity lines of credit	31,313	387	207	—	—	31,907
Residential real estate	421,499	4,676	6,066	—	—	432,241
Commercial	291,486	4,687	14,192	71	—	310,436
Construction of commercial	10,684	—	238	—	—	10,922
Commercial real estate	302,170	4,687	14,430	71	—	321,358
Farm land	1,918	—	1,694	—	—	3,612
Vacant land	14,390	57	41	—	—	14,488
Real estate secured	739,977	9,420	22,231	71	—	771,699
Commercial and industrial	155,326	473	1,774	—	—	157,573
Municipal	20,964	—	—	—	—	20,964
Consumer	8,157	4	34	—	—	8,195
Loans receivable, gross	$924,424	$9,897	$24,039	$71	$—	$958,431
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Residential 1-4 family	$337,302	$4,278	$4,719	$—	$—	$346,299
Residential 5+ multifamily	33,619	99	1,737	—	—	35,455
Construction of residential 1-4 family	11,889	—	—	—	—	11,889
Home equity lines of credit	33,381	312	105	—	—	33,798
Residential real estate	416,191	4,689	6,561	—	—	427,441
Commercial	271,708	10,964	7,052	71	—	289,795
Construction of commercial	8,225	—	241	—	—	8,466
Commercial real estate	279,933	10,964	7,293	71	—	298,261
Farm land	1,934	—	1,707	—	—	3,641
Vacant land	7,834	59	—	—	—	7,893
Real estate secured	705,892	15,712	15,561	71	—	737,236
Commercial and industrial	167,458	443	1,510	—	—	169,411
Municipal	21,914	—	—	—	—	21,914
Consumer	6,344	3	38	—	—	6,385
Loans receivable, gross	$901,608	$16,158	$17,109	$71	$—	$934,946

 The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
March 31, 2020
Residential 1-4 family	$349,628	$3,211	$236	$37	$—	$3,484	$—	$1,019
Residential 5+ multifamily	34,147	—	—	—	861	861	—	861
Construction of residential 1-4 family	12,214	—	—	—	—	—	—	—
Home equity lines of credit	31,300	337	89	103	78	607	—	207
Residential real estate	427,289	3,548	325	140	939	4,952	—	2,087
Commercial	307,973	2,114	278	—	71	2,463	—	755
Construction of commercial	10,922	—	—	—	—	—	—	—
Commercial real estate	318,895	2,114	278	—	71	2,463	—	755
Farm land	3,436	176	—	—	—	176	—	181
Vacant land	14,447	—	—	41	—	41	41	—
Real estate secured	764,067	5,838	603	181	1,010	7,632	41	3,023
Commercial and industrial	157,341	83	25	124	—	232	27	97
Municipal	20,964	—	—	—	—	—	—	—
Consumer	8,190	4	1	—	—	5	—	—
Loans receivable, gross	$950,562	$5,925	$629	$305	$1,010	$7,869	$68	$3,120

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2019
Residential 1-4 family	$344,085	$971	$351	$200	$692	$2,214	$—	$1,551
Residential 5+ multifamily	34,594	—	—	—	861	861	—	861
Construction of residential 1-4 family	11,889	—	—	—	—	—	—	—
Home equity lines of credit	33,522	152	46	—	78	276	—	105
Residential real estate	424,090	1,123	397	200	1,631	3,351	—	2,517
Commercial	289,103	336	141	71	144	692	—	914
Construction of commercial	8,466	—	—	—	—	—	—	—
Commercial real estate	297,569	336	141	71	144	692	—	914
Farm land	3,461	180	—	—	—	180	—	186
Vacant land	7,852	—	41	—	—	41	—	—
Real estate secured	732,972	1,639	579	271	1,775	4,264	—	3,617
Commercial and industrial	169,262	2	146	1	—	149	1	—
Municipal	21,914	—	—	—	—	—	—	—
Consumer	6,382	—	1	2	—	3	2	—
Loans receivable, gross	$930,530	$1,641	$726	$274	$1,775	$4,416	$3	$3,617

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings are as follows:

	For the three months ending March 31, 2020			For the three months ending March 31, 2019
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	—	$—	$—	—	$—	$—
Commercial real estate	1	133	133	—	—	—
Consumer	—	—	—	—	—	—
Troubled debt restructurings	1	$133	$133	—	$—	$—
Interest only payments to sell property	—	$—	$—	—	$—	$—
Rate reduction	—	—	—	—	—	—
Modification and Rate reduction	—	—	—	—	—	—
Workout refinance. Extension of new funds to pay outstanding taxes	1	133	133	—	—	—
Modification and term extension	—	—	—	—	—	—
Troubled debt restructurings	1	$133	$133	—	$—	$—

For the three months ended March 31, 2020, there was one troubled debt restructurings. For the three months ended March 31, 2019, there were no troubled debt restructurings. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

There were no modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended March 31, 2020					Three months ended March 31, 2019
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Acquisition Discount Transfer	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,393	$306	$—	$7	$2,706	$2,149	$10	$(180)	$—	$1	$1,980
Residential 5+ multifamily	446	62	—	—	508	413	—	53	—	—	466
Construction of residential 1-4 family	75	12	—	—	87	83	—	(6)	—	—	77
Home equity lines of credit	197	81	—	—	278	219	1	(11)	—	—	209
Residential real estate	3,111	461	—	7	3,579	2,864	11	(144)	—	1	2,732
Commercial	3,742	758	—	19	4,519	3,048	488	276	(9)	—	3,803
Construction of commercial	104	22	—	—	126	122	—	21	—	—	143
Commercial real estate	3,846	780	—	19	4,645	3,170	488	297	(9)	—	3,946
Farm land	47	5	—	—	52	33	—	14	—	—	47
Vacant land	71	73	—	—	144	100	—	(11)	—	—	89
Real estate secured	7,075	1,319	—	26	8,420	6,167	499	156	(9)	1	6,814
Commercial and industrial	1,145	(74)	—	—	1,071	1,158	164	(61)	(30)	2	1,233
Municipal	46	7	—	—	53	12	—	2	—	—	14
Consumer	60	51	(12)	3	102	56	—	(3)	(6)	4	51
Unallocated	569	403	—	—	972	438	—	200	—	—	638
Totals	$8,895	$1,706	$(12)	$29	$10,618	$7,831	$663	$294	$(45)	$7	$8,750

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2020
Residential 1-4 family	$348,369	$2,400	$4,743	$306	$353,112	$2,706
Residential 5+ multifamily	34,031	508	977	—	35,008	508
Construction of residential 1-4 family	12,214	87	—	—	12,214	87
Home equity lines of credit	31,700	252	207	26	31,907	278
Residential real estate	426,314	3,247	5,927	332	432,241	3,579
Commercial	306,125	3,986	4,311	533	310,436	4,519
Construction of commercial	10,922	126	—	—	10,922	126
Commercial real estate	317,047	4,112	4,311	533	321,358	4,645
Farm land	3,431	52	181	—	3,612	52
Vacant land	14,311	136	177	8	14,488	144
Real estate secured	761,103	7,547	10,596	873	771,699	8,420
Commercial and industrial	157,354	1,063	219	8	157,573	1,071
Municipal	20,964	53	—	—	20,964	53
Consumer	8,161	75	34	27	8,195	102
Unallocated allowance	—	972	—	—	—	972
Totals	$947,582	$9,710	$10,849	$908	$958,431	$10,618

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2019
Residential 1-4 family	$340,847	$2,117	$5,452	$276	$346,299	$2,393
Residential 5+ multifamily	34,478	446	977	—	35,455	446
Construction of residential 1-4 family	11,889	75	—	—	11,889	75
Home equity lines of credit	33,693	197	105	—	33,798	197
Residential real estate	420,907	2,835	6,534	276	427,441	3,111
Commercial	285,462	3,333	4,333	409	289,795	3,742
Construction of commercial	8,466	104	—	—	8,466	104
Commercial real estate	293,928	3,437	4,333	409	298,261	3,846
Farm land	3,455	47	186	—	3,641	47
Vacant land	7,713	66	180	5	7,893	71
Real estate secured	726,003	6,385	11,233	690	737,236	7,075
Commercial and industrial	169,285	1,143	126	2	169,411	1,145
Municipal	21,914	46	—	—	21,914	46
Consumer	6,349	59	36	1	6,385	60
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

March 30, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$930,294	$8,044	$—	$—	$930,294	$8,044
Potential problem loans [1]	17,288	694	—	—	17,288	694
Impaired loans	—	—	10,849	908	10,849	908
Unallocated allowance	—	972	—	—	—	972
Totals	$947,582	$9,710	$10,849	$908	$958,431	$10,618

December 31, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$913,648	$7,251	$—	$—	$913,648	$7,251
Potential problem loans [1]	9,903	382	—	—	9,903	382
Impaired loans	—	—	11,395	693	11,395	693
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

1 Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or the fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows as of and for the three months ended:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2020
Residential	$4,015	$4,140	$4,067	$306	$42	$1,705	$2,019	$2,070	$6
Home equity lines of credit	89	89	22	26	—	118	464	108	—
Residential real estate	4,104	4,229	4,089	332	42	1,823	2,483	2,178	6
Commercial	3,672	3,741	3,405	533	44	638	1,254	924	10
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	181	327	184	—
Vacant land	41	41	41	8	1	137	154	138	2
Real estate secured	7,817	8,011	7,535	873	87	2,779	4,218	3,424	18
Commercial and industrial	166	170	111	8	1	53	207	86	1
Consumer	34	34	35	27	—	—	—	—	—
Totals	$8,017	$8,215	$7,681	$908	$88	$2,832	$4,425	$3,510	$19

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2019
Residential	$2,769	$2,823	$2,780	$113	$27	$3,454	$4,758	$3,620	$16
Home equity lines of credit	45	45	46	2	1	407	495	409	—
Residential real estate	2,814	2,868	2,826	115	28	3,861	5,253	4,029	16
Commercial	2,568	2,568	1,993	186	24	2,427	3,912	2,748	14
Construction of commercial	249	249	251	14	—	100	108	101	2
Farm land	—	—	—	—	—	212	430	215	—
Vacant land	42	42	42	2	1	145	165	146	3
Real estate secured	5,673	5,727	5,112	317	53	6,745	9,868	7,239	35
Commercial and industrial	—	—	—	—	—	498	620	500	2
Consumer	—	—	—	—	—	—	1	—	—
Totals	$5,673	$5,727	$5,112	$317	$53	$7,243	$10,489	$7,739	$37

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2019:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2019
Residential	$4,111	$4,190	$3,725	$276	$162	$2,318	$3,081	$2,940	$52
Home equity lines of credit	—	—	52	—	—	105	450	391	—
Residential real estate	4,111	4,190	3,777	276	162	2,423	3,531	3,331	52
Commercial	3,309	3,335	2,574	409	90	1,024	1,733	1,747	54
Construction of commercial	—	—	77	—	—	—	—	39	—
Farm land	—	—	—	—	—	186	329	203	—
Vacant land	41	41	42	5	3	139	157	143	10
Real estate secured	7,461	7,566	6,470	690	255	3,772	5,750	5,463	116
Commercial and industrial	93	97	16	2	4	33	188	265	4
Consumer	36	36	21	1	—	—	—	3	—
Totals	$7,590	$7,699	$6,507	$693	$259	$3,805	$5,938	$5,731	$120

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

The following table provides the assets and liabilities as well as the costs of operating and financial leases which are included in the Bank's consolidated income statement for the three months ended March 31, 2020.

Three months ended (in thousands, except lease term and discount rate)	Classification	March 31, 2020	December 31, 2019
Assets
Operating	Other assets	$1,310	$1,360
Finance	Bank premises and equipment [1]	1,478	1,503
Total Leased Assets		$2,788	$2,863
Liabilities
Operating	Other liabilities	$1,310	$1,360
Finance	Finance lease	1,707	1,718
Total lease liabilities		$3,017	$3,078
[1] Net of accumulated depreciation of $319 thousand.

Lease cost	Classification	March 31, 2020	March 31, 2019
Operating leases	Premises and equipment	$62	$61
Finance leases:
Amortization of leased assets	Premises and equipment	25	47
Interest on finance leases	Interest expense	36	46
Total lease cost		$123	$154

Weighted Average Remaining Lease Term
Operating leases		8.6 years	8.7 years
Financing leases		15.2 years	13.2 years
Weighted Average Discount Rate [1]
Operating leases		3.7%	3.7%
Financing leases		8.4%	7.5%
[1] Salisbury uses the FHLB five year Advance rate as the discount rate, as our leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of March 31, 2020.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2020	$185	$140
2021	228	192
2022	199	195
2023	148	197
2024	129	200
Thereafter	650	1,980
Total future minimum lease payments	1,539	2,904
Less amount representing interest	(229)	(1,197)
Total present value of net future minimum lease payments	$1,310	$1,707

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	March 31, 2020	December 31, 2019
Residential mortgage loans serviced for others	$106,990	$106,255
Fair value of mortgage servicing rights	625	813

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2020	2019
Mortgage Servicing Rights
Balance, beginning of period	$238	$228
Originated	33	4
Amortization (1)	(16)	(11)
Balance, end of period	$255	$221

(1) Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	March 31, 2020	December 31, 2019
Securities available-for-sale (at fair value)	$55,337	$52,845
Loans receivable	434,738	434,329
Total pledged assets	$490,075	$487,174

At March 31, 2020, securities were pledged as follows: $46.34 million to secure public deposits, $8.95 million to secure repurchase agreements and $0.05 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands, except per share data)	2020	2019
Net income	$2,047	$2,434
Less: Undistributed earnings allocated to participating securities	(34)	(26)
Net income allocated to common stock	$2,013	$2,408
Weighted-average common shares issued	2,828	2,806
Less: Unvested restricted stock awards	(40)	(29)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,788	2,777
Add: Dilutive effect of stock options	9	12
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,797	2,789
Earnings per common share (basic)	$0.72	$0.87
Earnings per common share (diluted)	$0.72	$0.86

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

The requirements of the final rules approved by the Federal Reserve Board (“FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The initial implementation of the capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent January 1, by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2020, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. A bank can be considered “well-capitalized” even if it does not maintain the capital conservation buffer as long as it meets the “well-capitalized” levels set forth below (and provided it is not subject to any written order, agreement, capital directive, etc.). A bank with a capital conservation buffer of at least 2.5% means that it generally will not be subject to certain limitations regarding capital distributions, such as dividend payments, discretionary payments on tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers.

The Bank's risk-weighted assets at March 31, 2020 and December 31, 2019 were $907.5 million and $891.0 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital (to risk-weighted assets)	$117,738	12.97%	$72,604	8.0%	$95,292	10.5%	$90,755	10.0%

Tier 1 Capital (to risk-weighted assets)	107,012	11.79	54,453	6.0	77,141	8.5	72,604	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	107,012	11.79	40,840	4.5	63,528	7.0	58,991	6.5

Tier 1 Capital (to average assets)	$107,012	9.65	$44,376	4.0	$44,376	4.0	$55,470	5.0
December 31, 2019
Total Capital (to risk-weighted assets)	$114,421	12.84%	$71,278	8.0%	$93,553	10.5%	$89,098	10.0%

Tier 1 Capital (to risk-weighted assets)	105,430	11.83	53,459	6.0	75,733	8.5	$71,278	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	105,430	11.83	40,094	4.5	62,368	7.0	57,914	6.5

Tier 1 Capital (to average assets)	$105,430	9.60	$43,944	4.0	$43,944	4.0	$54,930	5.0

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

NOTE 9 –BENEFITS

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank's safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan's qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury's 401(k) Plan expense was $238 thousand and $239 thousand, respectively, for the three month periods ended March 31, 2020 and 2019.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury's ESOP expense was $57 thousand and $49 thousand, respectively, for the three month periods ended March 31, 2020 and 2019.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury's future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $788 thousand and $765 thousand at March 31, 2020, and 2019, respectively. Expenses under this arrangement for the three months ended March 31, 2020 and 2019 were $23 thousand and $21, respectively.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. In 2020 and 2019, the Bank awarded seven (7) Executives with discretionary contributions to the plan. Expenses related to this plan for the first three months amounted to $33 thousand in 2020 and $29 thousand in 2019.

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

NOTE 10 – LONG TERM INCENTIVE PLANS

Restricted stock

Expense in first quarter 2020 and 2019 related to employee and directors' stock-based compensation totaled $136 thousand and $100 thousand, respectively. Unrecognized compensation cost relating to the awards as of March 31, 2020 and 2019 totaled $660 thousand and $606 thousand, respectively. Forfeitures in the first quarter 2020 and 2019 totaled 0 and 100 shares, respectively.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan (Phantom). Salisbury will continue to record an expense for the Phantom plan until the final tranche of awards is paid out in January 2021. Salisbury's expense for the Phantom plan was $36 thousand and $64 thousand, respectively, for the three month periods ended March 31, 2020 and 2019.

The performance goal under the RSU plan is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022. Compensation expense of $23 thousand was recorded with respect to these RSUs in the three months ended March 31, 2020. No performance-based restricted stock units were awarded prior to March 29, 2019, therefore no expense was recognized in the first quarter of 2019.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $153 thousand and $178 thousand for the three months ended 2020 and 2019, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the first quarter 2020, 1,755 stock options were exercised at $17.04 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury. Also, in the first quarter of 2020, a former Riverside employee exercised 1,350 stock options at $17.04 per share. No stock options were exercised in the first quarter 2019.

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES

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

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,391	$—	$4,391
Municipal bonds	—	27,250	—	27,250
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	29,843	—	29,843
Collateralized mortgage obligations:
U.S. Government agencies	—	24,727	—	24,727
Corporate bonds	—	5,122	—	5,122
Securities available-for-sale	$—	$91,333	$—	$91,333
CRA mutual funds	900	—	—	900
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$1,207	$1,207
Other real estate owned	$—	$—	$—	$—
December 31, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,644	$—	$4,644
Municipal bonds	—	27,193	—	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	29,357	—	29,357
Collateralized mortgage obligations:
U.S. Government agencies	—	25,499	—	25,499
Corporate bonds	—	5,108	—	5,108
Securities available-for-sale	$—	$91,801	$—	$91,801
CRA mutual funds	882	—	—	882
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$1,593	$1,593
Other real estate owned	$—	$—	$314	$314

 Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets
Cash and cash equivalents	$39,262	$39,262	$39,262	$—	$—
Interest bearing time deposits with financial institutions	750	750	750
Securities available-for-sale, net	91,333	91,333	—	91,333	—
CRA mutual fund	900	900	900	—	—
Federal Home Loan Bank of Boston stock	2,733	2,733	2,733	—	—
Loans held-for-sale	580	589	—	—	589
Loans receivable, net	949,142	948,157	—	—	948,157
Accrued interest receivable	3,437	3,437	3,437	—	—
Cash surrender value of life insurance policies	20,714	20,714	20,714	—	—
Financial Liabilities
Demand (non-interest-bearing)	$243,491	$243,491	$—	$243,491	$—
Demand (interest-bearing)	157,069	157,069	—	157,069	—
Money market	222,746	222,746	—	222,746	—
Savings and other	167,408	167,408	—	167,408	—
Certificates of deposit	174,906	176,461	—	176,461	—
Deposits	965,620	967,175	—	967,175	—
Repurchase agreements	4,929	4,929	—	4,929	—
FHLBB advances	40,932	41,167	—	41,167	—
Subordinated debt	9,865	9,958	9,958	—	—
Note payable	237	241	—	241	—
Finance lease obligation	1,707	1,935	—	—	1,938
Accrued interest payable	297	297	297	—	—
December 31, 2019
Financial Assets
Cash and cash equivalents	$26,885	$26,885	$26,885	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	91,801	91,801	—	91,801	—
CRA mutual fund	882	882	882	—	—
Federal Home Loan Bank of Boston stock	3,242	3,242	3,242	—	—
Loans held-for-sale	332	334	—	—	334
Loans receivable, net	927,413	933,287	—	—	933,287
Accrued interest receivable	3,415	3,415	3,415	—	—
Cash surrender value of life insurance policies	20,580	20,580	20,580	—	—
Financial Liabilities
Demand (non-interest-bearing)	$237,852	$237,852	$—	$237,852	$—
Demand (interest-bearing)	153,314	153,314	—	153,314	—
Money market	239,504	239,504	—	239,504	—
Savings and other	161,112	161,112	—	161,112	—
Certificates of deposit	127,724	128,629	—	128,629	—
Deposits	919,506	920,411	—	920,411	—
Repurchase agreements	8,530	8,530	—	8,530	—
FHLBB advances	50,887	51,028	—	51,028	—
Subordinated debt	9,859	10,113	10,113	—	—
Note payable	246	251	—	251	—
Finance lease liability	1,718	1,967	—	—	1,967
Accrued interest payable	78	78	78	—	—

NOTE 12 – SUBSEQUENT EVENTS

On April 27, 2020 the Board of Directors declared a dividend of $0.29 per common share payable on May 15, 2020 to shareholders of record as of May 29, 2020.

As of April 16, 2020 Salisbury processed 477 loan applications, for approximately $86 million, under the initial tranche of funding for the SBA's Paycheck Protection Program. All of these loans closed and were funded by April 24, 2020. As of May 5, 2020 Salisbury processed an additional 302 loan applications, for approximately $12 million, under the second tranche of funding for the SBA's Paycheck Protection Program.

In addition, as of May 5, 2020, Salisbury received 144 loan payment deferral requests from residential and consumer customers (loan balance of $36 million) and 263 loan payment deferral requests from commercial customers (loan balance of $157 million).

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2019. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

Goodwill and Intangible Assets

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives, could have a material adverse impact on the results of operations.

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

FINANCIAL CONDITION

Impact of COVID-19 Virus

COVID-19 has placed significant health and economic pressure on the communities the Bank serves, the State of Connecticut, the United States and other countries. In response, the Bank has proactively implemented several steps such as those set forth below to support the safety and well-being of its employees and customers, which procedures continue through the date of this Report:

•	The Bank is practicing social distancing following the guidelines of the Center for Disease Control and requires many of its employees to work from home or from alternate locations.
•	The lobbies to the Bank's branches are currently closed to customers, except by appointment.
•	The Bank was able to leverage the drive-up windows in twelve of its fourteen branches as well as its electronic banking platform to continue to serve customers.

Salisbury will continue to monitor this pandemic as the situation continues to evolve and adjust its operating model accordingly.

Securities and Short Term Funds

During the first quarter of 2020, securities decreased $1.0 million to $95.0 million. The net decrease reflected $3.7 million in maturities/principal payments of securities, municipal security calls of $0.7 million and $0.5 million in FHLB stock redemptions, which were partly offset by purchases of $0.6 million of municipal securities, $2.1 million of mortgage-backed securities, and unrealized gains of $1.3 million. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $12.4 million to $39.3 million.

Salisbury evaluates securities for OTTI when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at March 31, 2020.

Loans

Net loans receivable increased $21.7 million to $949.1 million at March 31, 2020, compared with $927.4 million at December 31, 2019. The increase primarily reflected growth in commercial real estate, land loans, and residential real estate loans partly offset by a reduction in commercial and industrial loan balances.

Asset Quality

During the first three months of 2020, non-performing assets decreased $0.7 million primarily from the sale of other real estate owned. During the first quarter of 2020, total impaired and potential problem loans increased by $6.8 million to $28.1 million, or 2.9% of gross loans receivable at March 31, 2020, from $21.3 million, or 2.3% of gross loans receivable at December 31, 2019.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus.  The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings (“TDRs”).  CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through March 31, 2020, the Bank had applied this guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. As of March 31, 2020, 67 residential and consumer borrowers ($14 million of loan balances) and 111 commercial borrowers ($72 million of loan balances) requested payment deferrals. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower's final payment. The CARES Act provides emergency economic relief to individuals and businesses impacted by the virus. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Bank was automatically qualified to originate loans under the PPP. As of April 16, 2020, when the first tranche of SBA funds was depleted, Salisbury processed 477 PPP loans for a principal balance of approximately $86 million for existing customers. On April 27, 2020, the second tranche of PPP SBA funds became available. As of May 5, 2020, the Bank processed 302 additional applications of PPP loans of approximately $12 million, bringing the total of PPP loans to approximately $98 million. Loans originated under the PPP program have a two year term. Lenders may request that the SBA purchase the expected forgiven amount of a PPP loan or a pool of PPP loans seven weeks after the loan is funded. The expected forgiveness amount is the amount of loan principal the lender reasonably expects the borrower to spend on payroll costs, mortgage interest, rent and utilities during the eight week period after the loans are funded. Management expects to fund these short-term loans through a combination of deposits, short-term Federal Home Loan Bank (“FHLB”) advances, and participation in the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”).

Past Due Loans

Loans past due 30 days or more increased $3.5 million during first quarter 2020 to $7.9 million, or 0.82% of gross loans receivable at March 31, 2020 compared with $4.4 million, or 0.47% of gross loans receivable at December 31, 2019. The increase in past due loans from fourth quarter 2019 primarily reflected a delay in collection activities due to the redirection of the collection staff to processing customer loan deferral requests stemming from the virus.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Past due 30-59 days	$5,507	$1,351
Past due 60-89 days	602	726
Past due 90-179 days	68	3
Accruing loans	6,177	2,080
Past due 30-59 days	418	290
Past due 60-89 days	27	—
Past due 90-179 days	237	271
Past due 180 days and over	1,010	1,775
Non-accrual loans	1,692	2,336
Total loans past due 30 days or greater	$7,869	$4,416

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans, excluding troubled debt restructured loans	$2,113	$2,604
Non-accrual troubled debt restructured loans	1,007	1,013
Accruing troubled debt restructured loans	7,729	7,778
Total impaired loans	$10,849	$11,395

 Non-Performing Assets

Non-performing assets decreased $0.7 million to $3.2 million, or 0.28% of assets at March 31, 2020, from $3.9 million, or 0.35% of assets at December 31, 2019, and decreased $3.9 million from $7.1 million, or 0.64% of assets at March 31, 2019. The decrease in non-performing assets in the first quarter 2020 partly reflects the sale of a bank acquired real estate property.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Residential 1-4 family	$1,019	$1,551
Residential 5+ multifamily	861	861
Home equity lines of credit	207	105
Commercial	755	914
Farm land	181	186
Real estate secured	3,023	3,617
Commercial and industrial	97	—
Non-accrual loans	3,120	3,617
Accruing loans past due 90 days and over	68	3
Non-performing loans	3,188	3,620
Foreclosed assets	—	314
Non-performing assets	$3,188	$3,934

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Current	$1,428	$1,281
Past due 30-59 days	418	290
Past due 60-89 days	27	—
Past due 90-179 days	305	274
Past due 180 days and over	1,010	1,775
Total non-performing loans	$3,188	$3,620

At March 31, 2020, 44.79% of non-performing loans were current with respect to loan payments, compared with 35.39% at December 31, 2019.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased slightly during first quarter 2020 to $8.7 million, or 0.91% of gross loans receivable at March 31, 2020, compared to $8.8 million, or 0.94% of gross loans receivable at December 31, 2019.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Residential 1-4 family	$3,725	$3,901
Residential 5+ multifamily	115	116
Personal	34	36
Vacant land	177	180
Commercial	3,556	3,419
Real estate secured	7,607	7,652
Commercial and industrial	122	126
Accruing troubled debt restructured loans	7,729	7,778
Residential 1-4 family	146	152
Residential 5+ multifamily	861	861
Commercial	—	—
Real estate secured	1,007	1,013
Non-accrual troubled debt restructured loans	1,007	1,013
Troubled debt restructured loans	$8,736	$8,791

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Current	$6,430	$7,227
Past due 30-59 days	749	470
Past due 60-89 days	509	81
Past due 90-179 days	41	—
Accruing troubled debt restructured loans	7,729	7,778
Current	146	19
Past due 30-59 days	—	—
Past due 60-89 days	—	—
Past due 90-179 days	—	133
Past due 180 days and over	861	861
Non-accrual troubled debt restructured loans	1,007	1,013
Total troubled debt restructured loans	$8,736	$8,791

At March 31, 2020, 75.27% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.43% at December 31, 2019.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $7.4 million during the first quarter of 2020 to $17.3 million, or 1.80% of gross loans receivable at March 31, 2020, compared with $9.9 million, or 1.06% of gross loans receivable at December 31, 2019. The increase in potential problem loans from year end 2019 primarily reflected the downgrade of a $6.2 million commercial loan to a single borrower from an internal risk rating of “special mention” to a rating of “substandard” due to operating weakness, unrelated to the virus, experienced by the borrower.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Residential 1-4 family	$2,193	$2,109
Residential 5+ multifamily	753	760
Home equity lines of credit	—	—
Residential real estate	2,946	2,869
Commercial	11,036	3,886
Construction of commercial	238	241
Commercial real estate	11,274	4,127
Farm land	1,513	1,521
Real estate secured	15,733	8,517
Commercial and industrial	1,555	1,384
Consumer	—	2
Total potential problem loans	$17,288	$9,903

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Current	$16,710	$9,654
Past due 30-59 days	561	108
Past due 60-89 days	—	138
Past due 90-179 days	17	3
Total potential problem loans	$17,288	$9,903

At March 31, 2020, 96.66% of potential problem loans were current with respect to loan payments, as compared with 97.49% at December 31, 2019. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Goodwill

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. The virus triggered significant volatility in the global financial markets. Salisbury's stock price declined from $45.25 at January 2, 2020 to a low of $25.13 on March 23, 2020. As a result of this volatility, the Bank was required to assess whether it was more likely than not that the goodwill on its consolidated balance sheet had been impaired. Management evaluated several qualitative factors including macroeconomic conditions, the Bank's financial performance and the short-term volatility in its share price to determine if it was more likely than not that the fair value of the goodwill declined below its carrying value. Management concluded that certain key unknowns, such as the length of time required to contain the virus and the effectiveness of the various stimulus plans enacted by the U.S. government would have a significant effect on the duration of the economic slow-down and the recovery time. The containment of the virus in the near-term will allow the economy to rebound more quickly whereas a prolonged shutdown would have more adverse consequences. Management concluded that it is too soon to determine if it is more likely than not that the Bank's fair value has fallen below carrying value on a sustained basis. As a result, the Bank did not record an impairment charge for goodwill for the first quarter 2020.

Deposits and Borrowings

Deposits increased $46.1 million during first quarter 2020, or 5%, to $965.6 million at March 31, 2020, compared with $919.5 million at December 31, 2019. Retail repurchase agreements decreased $3.6 million during 2020 to $4.9 million at March 31, 2020, compared with $8.5 million at December 31, 2019. Total deposits at December 31, 2019 included two separate relationships totaling $51.6 million, or 5.3% of total deposits.

The distribution of average total deposits by account type was as follows:

	March 31, 2020			December 31, 2019
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$235,129	24.76%	0.00%	$231,169	24.50%	0.00%
Interest-bearing checking accounts	154,604	16.28	0.31	155,463	16.48	0.39
Regular savings accounts	164,174	17.29	0.57	175,011	18.55	0.87
Money market savings	240,680	25.35	0.94	222,090	23.54	1.05
Certificates of deposit (CD's) [1]	154,869	16.31	1.55	159,863	16.94	1.80
Total deposits	$949,456	100.00%	0.64%	$943,596	100.00%	0.78%

1CD's included Certificate of Deposit Account Registry Service (“CDARS”) one-way buys of $5.2 million at March 31, 2020 and $2.9 million at December 31, 2019. CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to manage liquidity. CD's also include brokered certificates of deposits of $53.0 million at March 31, 2020. Salisbury did not have any brokered certificates of deposit outstanding at December 31, 2019.

The classification of certificates of deposit by interest rates is as follows:

Interest rates	March 31, 2020	December 31, 2019
Less than 1.00%	$41,447	$34,261
1.00% to 1.99%	53,235	46,502
2.00% to 2.99%	79,726	46,463
3.00% to 3.99%	498	498
Total	$174,906	$127,724

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At March 31, 2020
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$32,859	$8,196	$53	$339	$41,447	23.70%
1.00% to 1.99%	29,655	8,156	8,060	7,364	53,235	30.44%
2.00% to 2.99%	68,241	5,507	302	5,676	79,726	45.58%
3.00% to 3.99%	—	498	—	—	498	0.28%
Total	$130,755	$22,357	$8,415	$13,379	$174,906	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

March 31, 2020 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$42,049	$31,253	$26,690	$24,549	$124,541

FHLBB advances decreased $10.0 million during the first quarter of 2020 to $40.9 million at March 31, 2020, compared with $50.9 million at December 31, 2019. The decrease was primarily due to the maturity of short term advance of $30.0 million and the maturity of a long term advance of $15.0 million, offset by borrowing a short term advance of $25.0 million and a long term advance of $10.0 million during first quarter 2020. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At March 31, 2020, $18.0 million of letters of credit were outstanding compared with $18.0 million at December 31, 2019. Salisbury's borrowing capacity at the FHLB was $243.3 million at March 31, 2020.

The following table sets forth certain information concerning short-term FHLBB advances:

(dollars in thousands)	March 31, 2020	December 31, 2019
Highest month-end balance during period	$15,000	$47,000
Ending balance	15,000	30,000
Average balance during period	13,846	5,670

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At March 31, 2020, Salisbury's excess borrowing capacity at FHLBB was approximately $243.3 million. Salisbury did not experience a significant outflow of deposits or draw downs on credit lines due to the virus. In addition, Salisbury may pledge the loans approved by the SBA under the PPP program in April 2020 to the Federal Reserve to collateralize borrowings. The face amount of the PPP loans will not be discounted by the Federal Reserve. The PPP loans are guaranteed by the SBA and therefore carry a 0% risk weight. As a result, the Bank's Tier 1 and Total capital ratios will not be affected by loans made under this program. Additionally, PPP loans pledged as collateral to the Federal Reserve will not be included in the Bank's Tier 1 leverage ratio. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury's net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2020 provided net cash of $2.1 million. Investing activities utilized net cash of $21.5 million, due to the purchase of securities available-for-sale of $2.7 million, net loan originations of $23.5 million and $0.5 million for the purchase of fixed assets, partly offset by $3.8 million from the maturities/principle paydowns of available-for-sale (AFS) securities, proceeds of $0.7 million from the calls of AFS securities, and proceeds of $0.5 million from the redemption of FHLBB stock. Financing activities provided net cash of $31.7 million, primarily due to the increase of time deposits of $47.2 million, which was partly offset by net maturities of $10.0 million in FHLBB borrowings, a decrease of $3.6 million in securities sold under agreements to repurchase, and a decrease of $1.1 million in deposit transaction accounts.

At March 31, 2020, Salisbury had outstanding commitments to fund new loan originations of $57.8 million and unused lines of credit of $117.0 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2020 and 2019

OVERVIEW

Net income allocated to common stock was $2.0 million, or $0.72 per common share, for the first quarter ended March 31, 2020 (first quarter 2020), compared with $3.0 million, or $1.06 per common share, for the fourth quarter ended December 31, 2019 (fourth quarter 2019), and $2.4 million, or $0.87 per common share, for the first quarter ended March 31, 2019 (first quarter 2019).

Net Interest Income

Tax equivalent net interest income for first quarter 2020 increased $392 thousand, or 4.6%, versus first quarter 2019. Average earning assets increased $13.8 million versus first quarter 2019. Average total interest bearing deposits increased $14.1 million versus first quarter 2019. The net interest margin of 3.35% increased 7 basis points versus 3.28% for the first quarter 2019.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Loans (a)(d)(e)	$948,035	$918,290	$10,096	$10,036	4.26%	4.37%
Securities (c)(d)	89,596	96,648	698	716	3.12	2.96
FHLBB stock	3,041	4,192	33	72	4.34	6.87
Short term funds (b)	23,218	30,936	58	155	1.00	2.00
Total interest-earning assets	1,063,890	1,050,066	10,885	10,979	4.09	4.18
Other assets	64,438	57,027
Total assets	$1,128,328	$1,107,093
Interest-bearing demand deposits	$154,604	$151,193	119	144	0.31	0.38
Money market accounts	240,680	199,741	560	474	0.93	0.95
Savings and other	164,174	184,184	234	451	0.57	0.98
Certificates of deposit	154,869	165,067	596	727	1.54	1.76
Total interest-bearing deposits	714,327	700,185	1,509	1,796	0.84	1.03
Repurchase agreements	5,672	2,740	7	3	0.49	0.44
Finance lease	3,050	4,075	36	46	4.72	4.52
Note payable	240	275	4	4	6.67	5.82
Subordinated debt	9,860	9,837	156	156	6.33	6.34
FHLBB advances	37,118	59,675	219	412	2.36	2.76
Total interest-bearing liabilities	770,267	776,787	1,931	2,417	1.00	1.24
Demand deposits	235,129	218,625
Other liabilities	6,856	7,150
Shareholders' equity	116,076	104,531
Total liabilities & shareholders' equity	$1,128,328	$1,107,093
Net interest income			$8,954	$8,562
Spread on interest-bearing funds					3.09	2.94
Net interest margin (e)					3.35	3.28

(a)	Includes non-accrual loans.

(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $167,000 and $125,000, respectively, for 2020 and 2019 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2020 versus 2019
Change in interest due to	Volume	Rate	Net
Interest-earning assets
Loans	$321	$(261)	$60
Securities	(54)	36	(18)
FHLBB stock	(16)	(23)	(39)
Short term funds	(29)	(68)	(97)
Interest-earning assets	222	(316)	(94)
Interest-bearing liabilities
Deposits	33	(320)	(287)
Repurchase agreements	3	1	4
Finance lease	(12)	2	(10)
Note payable	(1)	1	—
Subordinated debt	—	—	—
FHLBB advances	(144)	(49)	(193)
Interest-bearing liabilities	(121)	(365)	(486)
Net change in net interest income	$343	$49	$392

Interest Income

Tax equivalent interest income decreased $94 thousand to $10.9 million for first quarter 2020 as compared with first quarter 2019. Loan income as compared to first quarter 2019 increased $60 thousand, or 0.6%%, primarily due to a $29.7 million, or 3%, increase in average loans and a 11 basis point decrease in the average loan yield. Tax equivalent securities income decreased $18 thousand, or 3%, for first quarter 2020 as compared with first quarter 2019, primarily due to a 16 basis point increase in average yield and a $7 million, or 7%, decrease in average volume. Income on short-term funds as compared to first quarter 2019 decreased $97 thousand, or 62%, primarily due to a 100 basis point decrease in the average short-term funds yields.

Interest Expense

Interest expense decreased $486 thousand, or 20%, to $1.9 million for first quarter 2020 as compared with first quarter 2019. Interest on deposit accounts decreased $287 thousand, or 16%, as a result of a $14.1 million increase in the average balances and a 19 basis point decrease in average deposit rates as compared with first quarter 2019. Interest expense on FHLBB borrowings decreased $193 thousand as a result of an average balance decrease of $22.6 million as compared with first quarter 2019, and a 40 basis point decrease in the average borrowings rate. Interest expense on subordinated debt totaled $156 thousand for the first quarter in both 2020 and 2019.

Provision and Allowance for Loan Losses

During the first quarter 2020, the allowance for loan losses increased by the provision for loan loss expense of $1.7 million for first quarter 2020 compared with $417 thousand for fourth quarter 2019 and $294 thousand for the first quarter 2019. Net loan (recoveries) charge-offs were $(17) thousand for the first quarter 2020, $368 thousand for fourth quarter 2019 and $38 thousand for the first quarter 2019. The increase in the provision in first quarter 2020 reflected management's assessment of the impact of the virus on certain qualitative and environmental factors and impaired loans as well as loan growth during the first quarter 2020. Management will continue to monitor the impact of the virus on its borrowers and adjust the allowance as appropriate. The length of the economic shutdown due to the virus will have a direct impact on Salisbury's provision and allowance for loan losses. A longer shutdown and sustained levels of unemployment will likely result in an increase in Salisbury's provision and allowance for loan losses.

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.11% for the first quarter 2020, versus 0.95% for the fourth quarter 2019 and 0.95% for the first quarter 2019. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 333% for the first quarter of 2020, versus 246% for the fourth quarter of 2019 and 137% for the first quarter of 2019.

The following table details the principal categories of credit quality ratios:

Three months ended March 31,	2020	2019
Net charge-offs (recoveries) to average loans receivable, gross	0.00%	0.00%
Non-performing loans to loans receivable, gross	0.33	0.69
Accruing loans past due 30-89 days to loans receivable, gross	0.64	0.24
Allowance for loan losses to loans receivable, gross	1.11	0.95
Allowance for loan losses to non-performing loans	333.05	136.95
Non-performing assets to total assets	0.28	0.64

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 1.11% at March 31, 2020 compared to 0.95% at March 31, 2019 and the ratio of the allowance for loan losses to non-performing loans increased to 333.05% at March 31, 2020 from 136.95% at March 31, 2019.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $3.2 million, or 0.33% of gross loans receivable at March 31, 2020 as compared to $3.6 million, or 0.39% at December 31, 2019 and $6.4 million, or 0.69%, at March 31, 2019. Accruing loans past due 30-89 days were $6.1 million, or 0.64% of gross loans receivable compared with $2.1 million, or 0.22% of gross loans receivable at December 31, 2019 and $6.4 million, or 0.69% of gross loans receivable, at March 31, 2019. See “Financial Condition – Asset Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment. There were no significant changes in Salisbury's policies or methodology pertaining to the general component of the allowance for loan losses during first quarter 2020.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2020.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2020	2019	2020 vs. 2019
Trust and wealth advisory	$1,030	$906	$124	14%
Service charges and fees	905	920	(15)	(2)
Gains on sales of mortgage loans, net	61	7	54	771
Mortgage servicing, net	67	76	(9)	(12)
Gain on CRA mutual fund	14	11	3	27
Gain (losses) on available-for-sale securities, net	1	(9)	10	(111)
BOLI	134	79	55	70
Other	33	37	(4)	(11)
Total non-interest income	$2,245	$2,027	$218	11%

Non-interest income increased $218 thousand, or 11% in the first quarter of 2020 versus the first quarter of 2019. Trust and wealth advisory revenues increased $124 thousand versus first quarter 2019 primarily due to higher asset based fees. Assets under administration were $639.5 million at March 31, 2020 compared with $777.5 million at December 31, 2019 and $691.7 million at March 31, 2019. Discretionary assets under administration of $425.4 million in first quarter 2020 declined from $498.7 million in fourth quarter 2019 and $444.1 million in first quarter 2019 primarily due to lower market valuations. Non-discretionary assets under administration of $214.1 million in first quarter 2020 declined from $278.8 million in fourth quarter 2019 and $247.6 million in first quarter 2019 due to a lower valuation of shares in a partnership for one significant client relationship. The trust and wealth business records only a nominal annual fee on this relationship. Historically, trust and wealth advisory income correlates with the value of assets under management. Accordingly, trust and wealth advisory income is likely to be impacted as a result of the unusually high levels of market volatility.

Service charges and fees decreased $15 thousand versus first quarter 2019 primarily due to lower loan prepayment penalties as well as lower interchange and deposit-related fees. First quarter 2020 gains on mortgage loans increased $54 thousand due to an increase in volume. Mortgage sales in first quarter 2020 were $3.2 million compared with $0.4 million for first quarter 2019. In March 2020, Salisbury waived approximately $30 thousand in various deposit fees, including overdraft and ATM fees. Salisbury will continue to waive such fees to help its customers and surrounding communities until economic conditions improve. Net mortgage servicing fees declined from first quarter 2019 on lower participated servicing income and additional amortization for loans paid off. The first quarter 2020 included net gains of $14 thousand on investments in CRA Funds compared with $11 thousand in first quarter 2019. BOLI income of $134 thousand increased $55 thousand compared to $79 thousand in first quarter 2019. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2020	2019	2020 vs. 2019
Salaries	$2,850	$2,993	$(143)	(5%)
Employee benefits	1,146	1,185	(39)	(3)
Premises and equipment	911	972	(61)	(6)
Data processing	540	509	31	6
Professional fees	628	535	93	17
OREO gains, losses and write-downs	—	52	(52)	(100)
Collections, OREO, and loan related	25	130	(105)	(81)
FDIC insurance	105	163	(58)	(36)
Marketing and community support	125	156	(31)	(20)
Amortization of core deposit intangibles	87	104	(17)	(16)
Other	519	412	107	26
Non-interest expense	$6,936	$7,211	$(275)	(4%)

Non-interest expense for first quarter 2020 decreased $275 thousand versus first quarter 2019. Salisbury did not incur significant expenses in first quarter 2020 due to the COVID-19 virus. Salaries expense decreased $143 thousand versus first quarter 2019. The decrease reflected lower salary expense and payroll taxes and higher deferred loan origination expenses. Employee benefits expense decreased $39 thousand versus first quarter 2019 primarily due to lower medical insurance costs and payroll taxes, partly offset by higher deferred compensation accruals. Premises and equipment expense decreased $61 thousand versus first quarter 2019 due to lower depreciation expense, lower building related costs and utilities partially offset by increased software expense. Data processing expense increased $31 thousand versus first quarter 2019 primarily due to higher core processing costs and ATM and debit card processing fees. Professional fees increased $93 thousand versus first quarter 2019 primarily as a result of increased consulting, legal and investment management fees. Loan and OREO related expenses decreased $157 thousand versus first quarter 2019, mainly due lower carrying costs on OREO properties and lower litigation and appraisal expenses. Marketing and community support expense decreased $31 thousand versus first quarter 2019 primarily due to timing of current marketing campaigns and contributions. The increase in other expenses of $107 thousand primarily reflected litigation related accruals.

Income Taxes

The effective income tax rates for first quarter 2020 and first quarter 2019 were 14.35% and 17.75%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2020 (to date) or 2019, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity was $116.1 million at March 31, 2020, up $2.5 million from December 31, 2019. Book value and tangible book value per common share were $41.05 and $35.85, respectively, compared with $40.22 and $34.98, respectively, at December 31, 2019. Contributing to the increase in shareholders' equity for year-to-date 2020 was net income of $2.0 million, partially offset by common stock dividends of $0.8 million. The increase in accumulated other comprehensive income consisted of unrealized gains on securities available-for-sale, net of tax, of $1.1 million for the three month period ending March 31, 2020.

Capital Requirements

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

	March 31, 2020	December 31, 2019
Total Capital (to risk-weighted assets)	12.97%	12.84%
Tier 1 Capital (to risk-weighted assets)	11.79	11.83
Common Equity Tier 1 Capital (to risk-weighted assets)	11.79	11.83
Tier 1 Capital (to average assets)	9.65	9.60

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 8% or above, a Common Equity Tier 1 ratio of 6.5% or above, and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank's safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. While Salisbury believes that the subsidiary Bank has sufficient capital to withstand an economic shutdown as a result of the virus, the Bank's regulatory capital ratios could be adversely impacted by further credit losses.

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

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of March 31, 2020, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

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

On April 6, 2020, the regulators announced that the CBLR will be modified so that: (1) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (2) community banks will have until January 1, 2022 before the CBLR requirement is re-established at greater than 9%. Under the interim final rules, the CBLR will be 8% beginning in the second quarter 2020 and for the remainder of the calendar year, 8.5% for calendar year 2021 and 9% thereafter. The Bank is currently evaluating the benefits of transitioning to this simplified methodology for assessing capital adequacy.

Dividends

During the three month period ended March 31, 2020, Salisbury paid $820,000 in dividends on common stock.

On April 27, 2020, the Board of Directors of Salisbury declared a dividend of $0.29 per common share payable on May 29, 2020 to shareholders of record on May 15, 2020. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury's and the Bank's business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations;
(f)	the effect of the COVID-19 pandemic on Salisbury, the communities served by the Bank, the State of Connecticut and the United States, related to the economy and overall financial stability;
(g)	government and regulatory responses to the COVID-19 pandemic; and
(f)	other risks identified from time to time in Salisbury's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury's and the Bank's financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's March 31, 2020 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates.  At March 31, 2020, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates – an increase in the treasury yield curve beginning late in the second quarter 2020 and through the third quarter 2020 as a perceived containment of the coronavirus eases investors out of risk-free assets, then a second wave of the coronavirus rattles markets in late 2020 and the treasury yield curve falls with rates ultimately 30 to 40 basis points higher at year end 2020 when compared to actual rates as of March 31, 2020. In 2021, the yield curve begins rising again as economic recovery moves forward with the two year, five year and 10 year treasury as of March 31, 2022 ultimately 1.25%, 1.41% and 1.45% higher than actual rates as of March 31, 2020 and the Fed Funds rate is increased by 25 basis points during the first quarter 2022. The yield curve is ultimately positive sloping as treasury yields increased while the fed funds rate has not yet increased materially. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2020, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of March 31, 2020.

As of March 31, 2020	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(8.18)%	(3.97)%
Immediately falling interest rates - 100bp (static growth assumptions)	(1.43)	(2.45)
Immediately rising interest rates + 400bp (static growth assumptions)	(10.71)	(5.44)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2020 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	$72	$(32)
Municipal bonds	(1,233)	(3,125)
Mortgage backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	215	(262)
Collateralized mortgage obligations:
U.S. Government agencies	917	(481)
Corporate bonds	(42)	(140)
Total available-for-sale debt securities	$(71)	$(4,040)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2020.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Salisbury in its reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

Except as stated below, during the three months ended March 31, 2020, there were no material changes to the risk factors previously disclosed in Salisbury's Annual Report on Form 10-K for the year ended December 31, 2019.

The virus has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and significant effects on national and local economies. The ultimate effect of the virus on Salisbury's and the Bank's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with certainty.  At this time, it is unknown how long the pandemic will last, or when restrictions on individuals and businesses, such as Connecticut's “stay home, stay safe” executive orders, will be lifted and businesses and their employees will be able to resume normal activities.  Further, additional information may emerge regarding the severity of the virus and additional actions may be taken by federal, state, and local governments to contain it or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of the pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown.  As a result of the pandemic and the actions taken to contain it or reduce its impact, Salisbury may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  These and similar factors and events may have substantial negative effects on the business, financial condition, ability to pay dividends and results of operations of Salisbury, the Bank and its customers.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS
Exhibit No.	Description

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).

3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).

3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).

4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant’s Form 8-K filed December 10, 2015).

10.1	Amendment One (the “Amendment”) to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan, effective as of March 9, 2020 (incorporated by reference to Exhibit 10.16 of Form 10-K filed on March 13, 2020).

10.2	Severance Agreement between Salisbury Bank and Trust Company and Mr. Richard J. Cantele, Jr. dated January 24, 2020 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 30, 2020).

10.3	Severance Agreement between Salisbury Bank and Trust Company and John M. Davies dated January 24, 2020 (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 30, 2020).

10.4	Change in Control Agreement with Peter Albero dated January 24, 2020 (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 30, 2020).

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 8, 2020	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 8, 2020	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

