Form 10-Q
period 2020-06-30
SALISBURY BANCORP INC
filed 2020-08-07
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 5, 2020 is 2,843,292.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Cash and due from banks	$7,391	$7,406
Interest bearing demand deposits with other banks	77,104	19,479
Total cash and cash equivalents	84,495	26,885
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	89,452	91,801
CRA mutual fund at fair value	912	882
Federal Home Loan Bank of Boston stock at cost	3,353	3,242
Loans held-for-sale	5,313	332
Loans receivable, net (allowance for loan losses: $12,371 and $8,895)	1,040,358	927,413
Other real estate owned	—	314
Bank premises and equipment, net	17,950	17,385
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,054 and $4,884)	825	995
Accrued interest receivable	3,988	3,415
Cash surrender value of life insurance policies	20,846	20,580
Deferred taxes	1,935	1,249
Other assets	3,145	3,390
Total Assets	$1,287,137	$1,112,448
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$325,531	$237,852
Demand (interest bearing)	188,487	153,314
Money market	251,242	239,504
Savings and other	170,537	161,112
Certificates of deposit	149,802	127,724
Total deposits	1,085,599	919,506
Repurchase agreements	7,809	8,530
Federal Home Loan Bank of Boston advances	55,118	50,887
Subordinated debt	9,871	9,859
Note payable	228	246
Finance lease obligations	1,696	1,718
Accrued interest and other liabilities	8,372	8,047
Total Liabilities	1,168,693	998,793
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000
Issued: 2,843,292 and 2,825,912
Outstanding: 2,843,292 and 2,825,912	284	283
Unearned compensation - restricted stock awards	(1,031)	(795)
Paid-in capital	45,096	44,490
Retained earnings	71,461	68,320
Accumulated other comprehensive income, net	2,634	1,357
Total Shareholders' Equity	118,444	113,655
Total Liabilities and Shareholders' Equity	$1,287,137	$1,112,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share amounts)	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$10,313	$9,880	$20,300	$19,814
Interest on debt securities:
Taxable	409	583	864	1,204
Tax exempt	171	117	356	189
Other interest and dividends	51	252	142	479
Total interest and dividend income	10,944	10,832	21,662	21,686
Interest expense
Deposits	988	1,999	2,497	3,795
Repurchase agreements	4	4	10	7
Finance lease	35	46	71	92
Note payable	4	4	7	8
Subordinated debt	156	156	312	312
Federal Home Loan Bank of Boston advances	140	279	359	691
Total interest expense	1,327	2,488	3,256	4,905
Net interest and dividend income	9,617	8,344	18,406	16,781
Provision for loan losses	1,806	151	3,512	445
Net interest and dividend income after provision for loan losses	7,811	8,193	14,894	16,336
Non-interest income
Trust and wealth advisory	1,031	1,044	2,061	1,950
Service charges and fees	598	1,012	1,503	1,932
Gains on sales of mortgage loans, net	252	1	313	8
Mortgage servicing, net	66	80	133	156
Gains on CRA mutual fund	8	12	22	23
Gains on available-for-sale securities, net	181	281	182	272
BOLI income and gains	133	87	266	166
Other	47	31	80	68
Total non-interest income	2,316	2,548	4,560	4,575
Non-interest expense
Salaries	2,411	2,959	5,261	5,952
Employee benefits	1,037	1,042	2,183	2,227
Premises and equipment	981	1,004	1,891	1,976
Data processing	557	577	1,098	1,086
Professional fees	758	583	1,385	1,118
OREO gains, losses and write-downs, net	—	270	—	322
Collections, OREO, and loan related	79	79	104	209
FDIC insurance	103	140	208	303
Marketing and community support	169	151	293	307
Amortization of core deposit intangibles	83	99	170	203
Other	611	535	1,133	947
Total non-interest expense	6,789	7,439	13,726	14,650
Income before income taxes	3,338	3,302	5,728	6,261
Income tax provision	604	599	947	1,124
Net income	$2,734	$2,703	$4,781	$5,137
Net income allocated to common stock	$2,691	$2,671	$4,704	$5,079

Basic earnings per common share	$0.96	$0.96	$1.68	$1.83
Diluted earnings per common share	$0.96	$0.95	$1.68	$1.82
Common dividends per share	$0.29	$0.28	$0.58	$0.56

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2020	2019	2020	2019
Net income	$2,734	$2,703	$4,781	$5,137
Other comprehensive income
Net unrealized gains on securities available-for-sale	470	1,261	1,799	2,390
Reclassification of net realized gains in net income (1)	(181)	(281)	(182)	(272)
Unrealized gains on securities available-for-sale	289	980	1,617	2,118
Income tax (expense)	(61)	(206)	(340)	(444)
Unrealized gains on securities available-for-sale, net of tax	228	774	1,277	1,674
Comprehensive income	$2,962	$3,477	$6,058	$6,811

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending June 30, 2020 and 2019 are $38 thousand and $59 thousand, respectively. The net tax effect for the six month periods ending June 30, 2020 and 2019 are $38 thousand and $57 thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at March 31, 2019	2,806,681	$281	$43,765	$61,989	$(606)	$680	$106,109
Net income	—	—	—	2,703	—	—	2,703
Other comprehensive income, net of tax	—	—	—	—	—	774	774
Common stock dividends declared	—	—	—	(787)	—	—	(787)
Issuance of restricted stock awards	11,530	1	457	—	(458)	—	—
Stock options exercised	2,025	—	34	—	—	—	34
Forfeiture of stock awards	(360)	—	(16)	—	16	—	—
Issuance of director's restricted stock awards	3,600	—	142	—	(142)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	115	—	115
Balances at June 30, 2019	2,823,476	$282	$44,382	$63,905	$(1,075)	$1,454	$108,948
Balances at March 31, 2020	2,829,017	$283	$44,566	$69,547	$(659)	$2,406	$116,143
Net income	—	—	—	2,734	—	—	2,734
Other comprehensive income, net of tax	—	—	—	—	—	228	228
Common stock dividends declared	—	—	—	(820)	—	—	(820)
Issuance of restricted stock awards	11,775	1	421	—	(422)	—	—
Stock options exercised	—	—	—	—	—	—	—
Forfeiture of stock awards	(700)	—	(29)	—	29	—	—
Issuance of director's restricted stock awards	3,200	—	114	—	(114)	—	—
Stock based compensation-restricted stock awards	—	—	24	—	135	—	159
Balances at June 30, 2020	2,843,292	$284	$45,096	$71,461	$(1,031)	$2,634	$118,444

Six months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income	—	—	—	5,137	—	—	5,137
Other comprehensive income, net of tax	—	—	—	—	—	1,674	1,674
Common stock dividends declared	—	—	—	(1,571)	—	—	(1,571)
Issuance of restricted stock awards	11,530	1	457	—	(458)	—	—
Stock options exercised	2,025	—	34	—	—	—	34
Forfeiture of restricted stock awards	(460)	—	(21)	—	21	—	—
Issuance of director's restricted stock awards	3,600	—	142	—	(142)	—	—
Stock based compensation-restricted stock awards	—	—	—	—	215	—	215
Balances at June 30, 2019	2,823,476	$282	$44,382	$63,905	$(1,075)	$1,454	$108,948
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income	—	—	—	4,781	—	—	4,781
Other comprehensive income, net of tax	—	—	—	—	—	1,277	1,277
Common stock dividends declared	—	—	—	(1,640)	—	—	(1,640)
Issuance of restricted stock awards	11,775	1	421	—	(422)	—	—
Stock options exercised	3,105	—	53	—	—	—	53
Forfeiture of restricted stock awards	(700)	—	(29)	—	29	—	—
Issuance of director's restricted stock awards	3,200	—	114	—	(114)	—	—
Stock based compensation-restricted stock awards	—	—	47	—	271	—	318
Balances at June 30, 2020	2,823,292	$284	$45,096	$71,461	$(1,031)	$2,634	$118,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2020	2019
Operating Activities
Net income	$4,781	$5,137
Adjustments to reconcile net income to net cash provided by operating activities
Amortization(accretion) and depreciation
Securities	231	137
Bank premises and equipment	720	813
Core deposit intangible	170	203
Modification fees on Federal Home Loan Bank of Boston advances	59	115
Subordinated debt issuance costs	12	12
Mortgage servicing rights	28	24
Fair value adjustment on loans	—	(64)
Fair value adjustment on deposits	(2)	(4)
Gain on sales and calls of securities available-for-sale, net	(182)	(272)
Gain on CRA mutual fund	(22)	(23)
Gain on sales of loans, excluding capitalized servicing rights	(295)	(7)
OREO losses and write-downs	—	322
Provision for loan losses	3,512	445
Proceeds from loans sold	18,117	458
Loans originated for sale	(22,803)	(854)
Decrease in deferred loan origination fees and costs, net	2,701	92
Mortgage servicing rights originated	(143)	(5)
Increase in interest receivable	(573)	(291)
(Increase) decrease in deferred tax benefit	(1,026)	125
Decrease in prepaid expenses	367	101
Increase in cash surrender value of life insurance policies	(266)	(167)
Decrease in income tax receivable	—	13
(Increase) decrease in other assets	(8)	694
Increase in income taxes payable	1,728	—
Decrease in accrued expenses	(1,556)	(1,072)
Increase in interest payable	109	339
Increase (decrease) in other liabilities	44	(378)
Stock based compensation-restricted stock awards	318	215
Net cash provided by operating activities	$6,021	$6,108
Investing Activities
Net (purchases) redemptions of Federal Home Loan Bank of Boston stock	(111)	1,657
Purchases of securities available-for-sale	(15,417)	(41,255)
Proceeds from sales of securities available-for-sale	10,598	28,170
Proceeds from calls of securities available-for-sale	655	25
Proceeds from maturities of securities available-for-sale	8,082	6,982
Reinvestment of CRA mutual fund	(8)	(10)
Loan originations and principal collections, net	(119,192)	(1,813)
Recoveries of loans previously charged off	34	46
Proceeds from sales of other real estate owned	314	1,087
Capital expenditures	(1,285)	(247)
Purchase of life insurance policies	—	(750)
Net cash utilized by investing activities	$(116,330)	$(6,108)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2020	2019
Financing Activities
Increase in deposit transaction accounts, net	$144,015	$13,442
Increase in time deposits, net	22,080	10,546
(Decrease) increase in securities sold under agreements to repurchase, net	(721)	2,204
Federal Home Loan Bank of Boston short-term advances, net change	(20,000)	(9,500)
Advances, (principal payments) on Federal Home Loan Bank of Boston advances	25,000	(25,000)
Principal payments on Amortizing FHLB Advances	(828)	—
Principal payments on note payable	(18)	(17)
Decrease in finance lease obligation	(22)	(70)
Stock options exercised	53	34
Common stock dividends paid	(1,640)	(1,571)
Net cash provided (utilized) by financing activities	167,919	(9,932)
Net increase (decrease) in cash and cash equivalents	57,610	(9,932)
Cash and cash equivalents, beginning of period	26,885	58,445
Cash and cash equivalents, end of period	$84,495	$48,513
Cash paid during period
Interest	$3,078	$4,443
Income taxes	245	986
Non-cash transfers
Finance lease obligation
Adoption of ASU 2016-02 - Other assets	—	1,552
Adoption of ASU 2016-02 – Other Liabilities	—	(1,552)

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks and Uncertainties

The outbreak of the COVID-19 pandemic (“virus” or “COVID-19”) has adversely impacted a broad range of industries in which the Bank's customers operate and could impair their ability to fulfill their financial obligations to the Bank. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Bank operates. Salisbury proactively implemented many operational changes in March 2020 to protect its employees and customers, which included the closing of the lobbies of its branches to customers, implementing banking by appointment and requiring employees to work remotely or from different locations. Salisbury has experienced neither a significant interruption in service provided to its customers nor a material decline in business activity as a result of the virus. On July 8, 2020, Salisbury reopened its branches to customers.

The Coronavirus Aid, Relief and Economic Security(“CARES”) Act was signed into law on March 27, 2020 as a legislative economic stimulus package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to small businesses. While the states in the Bank's market area have begun a phased reopening, economic conditions have not returned to pre-COVID-19 levels and many businesses remain closed or are operating at reduced capacity. It is also unknown if the northeast will experience a resurgence of the virus similar to many southern states. Such a resurgence may cause the states in the Bank's market area to close businesses again. If this were to happen, the Bank could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact that the virus and an economic shutdown will have on Salisbury's operations, Salisbury is disclosing the material items of which it is currently aware.

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

Other Regulatory Pronouncements

On March 12, 2020 the Securities and Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer”. The amendments increase the threshold criteria for meeting these categories and are effective on April 27, 2020 and apply to annual reports due on or after such effective date. Prior to these changes, Salisbury was designated as a “smaller reporting company” and an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of Salisbury's most recent second quarter. The rule changed the definition of “accelerated filer” and expands the category of “non-accelerated filer” to include entities with public float of less than $700 million and less than $100 million in annual revenues. Salisbury meets the new definition of non-accelerated filer while continuing to qualify as a “smaller reporting company”, and will no longer be considered an accelerated filer. The categorization of “accelerated” or “large accelerated filer” determines the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Non-accelerated filers also have additional time to file quarterly and annual reports. All public companies are required to obtain and file annual financial statements audits as well as provide management's assertion on the effectiveness of internal controls over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers. As the Bank has total assets exceeding $1.0 billion, it remains subject to the rules of the Federal Deposit Insurance Corporation, which requires an auditor attestation of internal controls over the Bank's regulatory financial reporting. As such, other than additional time provided to file quarterly and annual reports, this amendment to the definition of accelerated filer does not significantly change Salisbury's annual reporting and audit requirements and does not change the auditor's role in the financial statement audit.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
June 30, 2020
Available-for-sale
U.S. Government Agency notes	$4,186	$176	$1	$4,361
Municipal bonds	24,701	1,207	12	25,896
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	30,881	1,179	35	32,025
Collateralized mortgage obligations:
U.S. Government agencies	20,349	699	—	21,048
Corporate bonds	6,000	147	25	6,122
Total securities available-for-sale	$86,117	$3,408	$73	$89,452
CRA mutual fund				$912
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,353	$—	$—	$3,353
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2019
Available-for-sale
U.S. Government Agency notes	$4,520	$125	$1	$4,644
Municipal bonds	26,562	704	73	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	28,961	420	24	29,357
Collateralized mortgage obligations:
U.S. Government agencies	25,041	468	10	25,499
Corporate bonds	5,000	108	—	5,108
Total securities available-for-sale	$90,084	$1,825	$108	$91,801
CRA mutual fund				$882
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,242	$—	$—	$3,242

Salisbury sold $10.6 million of available-for-sale securities during the six month period ended June 30, 2020 realizing a pre-tax gain of $182 thousand and a related tax expense of $38 thousand. Salisbury sold $10.6 million in securities available-for-sale during the three month period ended June 30, 2020 realizing a pre-tax gain of $181 thousand and related tax expense of $38 thousand. Salisbury sold $28.2 million of available-for-sale securities during the six month period ended June 30, 2019 realizing a pre-tax gain of $272 thousand and a related tax expense of $57 thousand. Salisbury sold $27.2 million in securities available-for-sale during the three month period ended June 30, 2019 realizing a pre-tax gain of $281 thousand and related tax expense of $59 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$102	$1	$102	$1
Municipal bonds	2,074	12	—	—	2,074	12
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	4,160	34	105	1	4,265	35
Corporate bonds	725	25	—	—	725	25
Total temporarily impaired securities	$6,959	$71	$207	$2	$7,166	$73

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$195	$1	$195	$1
Municipal bonds	6,273	73	—	—	6,273	73
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	5,781	22	704	2	6,485	24
Collateralized mortgage obligations:
U.S. Government Agencies	1,438	10	—	—	1,438	10
Total temporarily impaired securities	$13,492	$105	$899	$3	$14,391	$108

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

June 30, 2020 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 5 year but within 10 years	$2,496	$2,557	3.48%
	Total	2,496	2,557	3.48
Municipal bonds	After 5 year but within 10 years	1,720	1,881	3.16
	After 10 years	22,981	24,015	3.07
	Total	24,701	25,896	3.08
Mortgage-backed securities and Collateralized mortgage obligations	U.S. Government agencies	52,920	54,877	2.85
Corporate bonds	After 5 years but within 10 years	6,000	6,122	5.21
Securities available-for-sale		$86,117	$89,452	3.17%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2020.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Three securities had unrealized losses at June 30, 2020, which approximated 0.95% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2020.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Three securities had unrealized losses at June 30, 2020, which approximated 0.60% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2020.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Six securities had unrealized losses at June 30, 2020, which approximated 0.81% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. One security had unrealized losses at June 30, 2020, which approximated 3.29% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2020.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of June 30, 2020. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Residential 1-4 family	$357,518	$346,299
Residential 5+ multifamily	38,353	35,455
Construction of residential 1-4 family	11,041	11,889
Home equity lines of credit	30,286	33,798
Residential real estate	437,198	427,441
Commercial	309,935	289,795
Construction of commercial	13,699	8,466
Commercial real estate	323,634	298,261
Farm land	3,324	3,641
Vacant land	13,879	7,893
Real estate secured	778,035	737,236
Commercial and industrial (1)	247,440	169,411
Municipal	20,707	21,914
Consumer	7,886	6,385
Loans receivable, gross	1,054,068	934,946
Deferred loan origination (fees) and costs, net	(1,339)	1,362
Loans receivable, gross	$1,052,729	$936,308
Allowance for loan losses	(12,371)	(8,895)
Loans receivable, net	$1,040,358	$927,413
Loans held-for-sale
Residential 1-4 family	$5,313	$332

(1) Commercial and industrial balance as of June 30, 2020 includes $98.9 million of Paycheck Protection Program loans.

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

At June 30, 2020 and December 31, 2019, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $61.9 million and $67.0 million, respectively.

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

Salisbury's commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges from the economic downturn caused by the COVID-19 virus pandemic (“virus”). Approximately 35% of the Bank's commercial gross loans receivable are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 15% of the Bank's gross commercial loan receivables is to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 8% of gross commercial loan receivables is to educational institutions and approximately 5% of Salisbury's gross commercial loan receivables is to entertainment and recreation related businesses, which include a ski resort, bowling alleys and amusement parks. Salisbury's commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors. The duration of the economic shutdown and the time required for businesses to recover may adversely affect the ability of some borrowers to make timely loan payments. During such economic shutdown and recovery, the Bank may experience higher loan payment delinquencies and higher loan charge-offs, which could warrant increased provisions for loan losses.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2020
Residential 1-4 family	$350,494	$3,357	$3,667	$—	$—	$357,518
Residential 5+ multifamily	36,539	96	1,718	—	—	38,353
Construction of residential 1-4 family	11,041	—	—	—	—	11,041
Home equity lines of credit	29,689	332	265	—	—	30,286
Residential real estate	427,763	3,785	5,650	—	—	437,198
Commercial	292,546	3,081	14,237	71	—	309,935
Construction of commercial	13,464	—	235	—	—	13,699
Commercial real estate	306,010	3,081	14,472	71	—	323,634
Farm land	1,637	—	1,687	—	—	3,324
Vacant land	13,785	55	39	—	—	13,879
Real estate secured	749,195	6,921	21,848	71	—	778,035
Commercial and industrial	245,768	581	731	360	—	247,440
Municipal	20,707	—	—	—	—	20,707
Consumer	7,851	3	32	—	—	7,886
Loans receivable, gross	$1,023,521	$7,505	$22,611	$431	$—	$1,054,068
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Residential 1-4 family	$337,302	$4,278	$4,719	$—	$—	$346,299
Residential 5+ multifamily	33,619	99	1,737	—	—	35,455
Construction of residential 1-4 family	11,889	—	—	—	—	11,889
Home equity lines of credit	33,381	312	105	—	—	33,798
Residential real estate	416,191	4,689	6,561	—	—	427,441
Commercial	271,708	10,964	7,052	71	—	289,795
Construction of commercial	8,225	—	241	—	—	8,466
Commercial real estate	279,933	10,964	7,293	71	—	298,261
Farm land	1,934	—	1,707	—	—	3,641
Vacant land	7,834	59	—	—	—	7,893
Real estate secured	705,892	15,712	15,561	71	—	737,236
Commercial and industrial	167,458	443	1,510	—	—	169,411
Municipal	21,914	—	—	—	—	21,914
Consumer	6,344	3	38	—	—	6,385
Loans receivable, gross	$901,608	$16,158	$17,109	$71	$—	$934,946

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
June 30, 2020
Residential 1-4 family	$356,297	$349	$618	$217	$37	$1,221	$—	$1,410
Residential 5+ multifamily	37,492	—	—	—	861	861	—	861
Construction of residential 1-4 family	11,041	—	—	—	—	—	—	—
Home equity lines of credit	29,825	62	159	73	167	461	—	265
Residential real estate	434,655	411	777	290	1,065	2,543	—	2,536
Commercial	308,473	954	—	437	71	1,462	—	1,281
Construction of commercial	13,699	—	—	—	—	—	—	—
Commercial real estate	322,172	954	—	437	71	1,462	—	1,281
Farm land	3,155	—	169	—	—	169	—	174
Vacant land	13,879	—	—	—	—	—	—	39
Real estate secured	773,861	1,365	946	727	1,136	4,174	—	4,030
Commercial and industrial	246,535	781	—	—	124	905	11	774
Municipal	20,707	—	—	—	—	—	—	—
Consumer	7,853	3	30	—	—	33	—	—
Loans receivable, gross	$1,048,956	$2,149	$976	$727	$1,260	$5,112	$11	$4,804

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2019
Residential 1-4 family	$344,085	$971	$351	$200	$692	$2,214	$—	$1,551
Residential 5+ multifamily	34,594	—	—	—	861	861	—	861
Construction of residential 1-4 family	11,889	—	—	—	—	—	—	—
Home equity lines of credit	33,522	152	46	—	78	276	—	105
Residential real estate	424,090	1,123	397	200	1,631	3,351	—	2,517
Commercial	289,103	336	141	71	144	692	—	914
Construction of commercial	8,466	—	—	—	—	—	—	—
Commercial real estate	297,569	336	141	71	144	692	—	914
Farm land	3,461	180	—	—	—	180	—	186
Vacant land	7,852	—	41	—	—	41	—	—
Real estate secured	732,972	1,639	579	271	1,775	4,264	—	3,617
Commercial and industrial	169,262	2	146	1	—	149	1	—
Municipal	21,914	—	—	—	—	—	—	—
Consumer	6,382	—	1	2	—	3	2	—
Loans receivable, gross	$930,530	$1,641	$726	$274	$1,775	$4,416	$3	$3,617

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings are as follows:

	For the three months ending June 30, 2020			For the three months ending June 30, 2019
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	—	$—	$—	2	$623	$623
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	1	42	42
Troubled debt restructurings	—	$—	$—	3	$665	$665
Interest only payments to sell property	—	$—	$—	—	$—	$—
Rate reduction	—	—	—	3	665	665
Modification and Rate reduction	—	—	—	—	—	—
Workout refinance. Extension of new funds to pay outstanding taxes	—	—	—	—	—	—
Modification and term extension	—	—	—	—	—	—
Troubled debt restructurings	—	$—	$—	3	$665	$665

	For the six months ending June 30, 2020			For the six months ending June 30, 2019
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	—	$—	$—	2	$623	$623
Commercial real estate	1	133	133	—	—	—
Consumer	—	—	—	1	42	42
Troubled debt restructurings	1	$133	$133	3	$665	$665
Interest only payments to sell property	—	$—	$—	—	$—	$—
Rate reduction	—	—	—	3	665	665
Modification and Rate reduction	—	—	—	—	—	—
Workout refinance. Extension of new funds to pay outstanding taxes	1	133	133	—	—	—
Modification and term extension	—	—	—	—	—	—
Troubled debt restructurings	1	$133	$133	3	$665	$665

For the second quarter 2020, there were no troubled debt restructurings, and for the same period in 2019, two residential loans with a combined loan balance of $623 thousand and one consumer loan of $42 thousand were modified in troubled debt restructurings for rate reductions. For the six months ended June 2020, one troubled debt restructuring of $133 thousand was modified to extend new funds to pay outstanding taxes and for the same period in 2019, three troubled debt restructurings with a combined loan balance of $665 thousand were modified for a rate reduction.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended June 30, 2020					Three months ended June 30, 2019
(in thousands)	Beginning balance	Provision (Benefit)	Charge-offs	Reco-veries	Ending balance	Beginning balance	Provision (Benefit)	Charge-offs	Reco-veries	Ending balance
Residential 1-4 family	$2,706	$342	$—	$—	$3,048	$1,980	$95	($1)	$—	$2,074
Residential 5+ multifamily	508	122	(41)	—	589	466	29	—	—	495
Construction of residential 1-4 family	87	—	—	—	87	77	2	—	—	79
Home equity lines of credit	278	5	—	—	283	209	15	—	—	224
Residential real estate	3,579	469	(41)	—	4,007	2,732	141	(1)	—	2,872
Commercial	4,519	645	(4)	—	5,160	3,803	(13)	(14)	1	3,777
Construction of commercial	126	79	—	—	205	143	(16)	—	—	127
Commercial real estate	4,645	724	(4)	—	5,365	3,946	(29)	(14)	1	3,904
Farm land	52	8	—	—	60	47	—	—	—	47
Vacant land	144	38	—	—	182	89	—	—	—	89
Real estate secured	8,420	1,239	(45)	—	9,614	6,814	112	(15)	1	6,912
Commercial and industrial	1,071	444	—	—	1,515	1,233	(67)	(19)	29	1,176
Municipal	53	(17)	—	—	36	14	16	—	—	30
Consumer	102	(20)	(13)	5	74	51	40	(18)	8	81
Unallocated	972	160	—	—	1,132	638	50	—	—	688
Totals	$10,618	$1,806	($58)	$5	$12,371	$8,750	$151	($52)	$38	$8,887

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

	Six months ended June 30, 2020					Six months ended June 30, 2019
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Acquisition Discount Transfer	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,393	$647	$—	$8	$3,048	$2,149	$10	($85)	$(1)	$1	$2,074
Residential 5+ multifamily	446	185	(42)	—	589	413	—	82	—	—	495
Construction of residential 1-4 family	75	12	—	—	87	83	—	(4)	—	—	79
Home equity lines of credit	197	86	—	—	283	219	1	4	—	—	224
Residential real estate	3,111	930	(42)	8	4,007	2,864	11	(3)	(1)	1	2,872
Commercial	3,742	1,402	(3)	19	5,160	3,048	488	262	(23)	2	3,777
Construction of commercial	104	101	—	—	205	122	—	5	—	—	127
Commercial real estate	3,846	1,503	(3)	19	5,365	3,170	488	267	(23)	2	3,904
Farm land	47	13	—	—	60	33	—	14	—	—	47
Vacant land	71	111	—	—	182	100	—	(11)	—	—	89
Real estate secured	7,075	2,557	(45)	27	9,614	6,167	499	267	(24)	3	6,912
Commercial and industrial	1,145	370	—	—	1,515	1,158	164	(127)	(50)	31	1,176
Municipal	46	(10)	—	—	36	12	—	18	—	—	30
Consumer	60	32	(25)	7	74	56	—	37	(24)	12	81
Unallocated	569	563	—	—	1,132	438	—	250	—	—	688
Totals	$8,895	$3,512	($70)	$34	$12,371	$7,831	$663	$445	($98)	$46	$8,887

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated [1]		Individually evaluated [1]		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2020
Residential 1-4 family	$352,590	$2,642	$4,928	$406	$357,518	$3,048
Residential 5+ multifamily	37,382	589	971	—	38,353	589
Construction of residential 1-4 family	11,041	87	—	—	11,041	87
Home equity lines of credit	30,021	263	265	20	30,286	283
Residential real estate	431,034	3,581	6,164	426	437,198	4,007
Commercial	305,393	4,836	4,542	324	309,935	5,160
Construction of commercial	13,699	205	—	—	13,699	205
Commercial real estate	319,092	5,041	4,542	324	323,634	5,365
Farm land	3,150	60	174	—	3,324	60
Vacant land	13,705	179	174	3	13,879	182
Real estate secured	766,981	8,861	11,054	753	778,035	9,614
Commercial and industrial	246,544	1,139	896	376	247,440	1,515
Municipal	20,707	36	—	—	20,707	36
Consumer	7,855	55	31	19	7,886	74
Unallocated allowance	—	1,132	—	—	—	1,132
Totals	$1,042,087	$11,223	$11,981	$1,148	$1,054,068	$12,371

(in thousands)	Collectively evaluated [1]		Individually evaluated [1]		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2019
Residential 1-4 family	$340,847	$2,117	$5,452	$276	$346,299	$2,393
Residential 5+ multifamily	34,478	446	977	—	35,455	446
Construction of residential 1-4 family	11,889	75	—	—	11,889	75
Home equity lines of credit	33,693	197	105	—	33,798	197
Residential real estate	420,907	2,835	6,534	276	427,441	3,111
Commercial	285,462	3,333	4,333	409	289,795	3,742
Construction of commercial	8,466	104	—	—	8,466	104
Commercial real estate	293,928	3,437	4,333	409	298,261	3,846
Farm land	3,455	47	186	—	3,641	47
Vacant land	7,713	66	180	5	7,893	71
Real estate secured	726,003	6,385	11,233	690	737,236	7,075
Commercial and industrial	169,285	1,143	126	2	169,411	1,145
Municipal	21,914	46	—	—	21,914	46
Consumer	6,349	59	36	1	6,385	60
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

1 For a further discussion of the allowance for loan losses, see “Provision and allowance for loan losses” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

June 30, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,027,217	$9,157	$—	$—	$1,027,217	$9,157
Potential problem loans [1]	14,870	934	—	—	14,870	934
Impaired loans	—	—	11,981	1,148	11,981	1,148
Unallocated allowance	—	1,132	—	—	—	1,132
Totals	$1,042,087	$11,223	$11,981	$1,148	$1,054,068	$12,371

December 31, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$913,648	$7,251	$—	$—	$913,648	$7,251
Potential problem loans [1]	9,903	382	—	—	9,903	382
Impaired loans	—	—	11,395	693	11,395	693
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
June 30, 2020
Residential	$4,203	$4,345	$4,066	$406	$45	$1,696	$2,043	$1,919	$13
Home equity lines of credit	227	540	79	20	—	38	74	100	—
Residential real estate	4,430	4,885	4,145	426	45	1,734	2,117	2,019	13
Commercial	3,727	3,818	3,452	324	75	816	1,411	899	16
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	174	325	181	—
Vacant land	39	41	40	3	—	134	151	137	5
Real estate secured	8,196	8,744	7,637	753	120	2,858	4,004	3,236	34
Commercial and industrial	896	901	241	376	7	—	151	64	—
Consumer	31	31	34	19	1	—	—	—	—
Totals	$9,123	$9,676	$7,912	$1,148	$128	$2,858	$4,155	$3,300	$34

Note: The income recognized is for the six month period ended June 30, 2020.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
June 30, 2019
Residential	$4,629	$4,985	$3,032	$172	$66	$1,991	$2,659	$3,299	$13
Home equity lines of credit	43	43	45	1	1	483	575	442	—
Residential real estate	4,672	5,028	3,077	173	67	2,474	3,234	3,741	13
Commercial	2,565	2,571	2,239	186	51	1,236	2,519	2,287	27
Construction of commercial	—	—	143	—	—	—	3	72	—
Farm land	—	—	—	—	—	204	428	211	—
Vacant land	42	42	42	2	1	143	163	145	5
Real estate secured	7,279	7,641	5,501	361	119	4,057	6,347	6,456	45
Commercial and industrial	3	3	—	—	—	135	236	395	3
Consumer	41	41	6	35	—	—	—	6	—
Totals	$7,323	$7,685	$5,507	$396	$119	$4,192	$6,583	$6,857	$48

Note: The income recognized is for the six month period ended June 30, 2019.

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2019:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2019
Residential	$4,111	$4,190	$3,725	$276	$162	$2,318	$3,081	$2,940	$52
Home equity lines of credit	—	—	52	—	—	105	450	391	—
Residential real estate	4,111	4,190	3,777	276	162	2,423	3,531	3,331	52
Commercial	3,309	3,335	2,574	409	90	1,024	1,733	1,747	54
Construction of commercial	—	—	77	—	—	—	—	39	—
Farm land	—	—	—	—	—	186	329	203	—
Vacant land	41	41	42	5	3	139	157	143	10
Real estate secured	7,461	7,566	6,470	690	255	3,772	5,750	5,463	116
Commercial and industrial	93	97	16	2	4	33	188	265	4
Consumer	36	36	21	1	—	—	—	3	—
Totals	$7,590	$7,699	$6,507	$693	$259	$3,805	$5,938	$5,731	$120

NOTE 4 – LEASES

The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank's consolidated balance sheet as of June 30, 2020 and consolidated income statements for the six months and three months ended June 30, 2020.

($ in thousands, except lease term and discount rate)	Classification	June 30, 2020	December 31, 2019
Assets
Operating	Other assets	$1,258	$1,360
Finance	Bank premises and equipment [1]	1,453	1,503
Total Leased Assets		$2,711	$2,863
Liabilities
Operating	Other liabilities	$1,258	$1,360
Finance	Finance lease	1,696	1,718
Total lease liabilities		$2,954	$3,078
[1] Net of accumulated depreciation of $344 thousand and $294 thousand, respectively.

Lease cost	Classification	Six months ended June 30, 2020	Three months ended June 30, 2020
Operating leases	Premises and equipment	$123	$61
Finance leases:
Amortization of leased assets	Premises and equipment	51	25
Interest on finance leases	Interest expense	71	36
Total lease cost		$245	$122

Lease cost	Classification	Six months ended June 30, 2019	Three months ended June 30, 2019
Operating leases	Premises and equipment	$123	$61
Finance leases:
Amortization of leased assets	Premises and equipment	120	47
Interest on finance leases	Interest expense	92	46
Total lease cost		$335	$154

Weighted Average Remaining Lease Term		June 30, 2020	December 31, 2019
Operating leases		8.3 years	8.6 years
Financing leases		14.9 years	13.1 years
Weighted Average Discount Rate[1]
Operating leases		3.73%	3.70%
Financing leases		8.38%	6.20%
[1] Salisbury uses the FHLB five-year Advance rate as the discount rate, as our leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of June 30, 2020.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2020	$128	$93
2021	250	192
2022	198	195
2023	148	197
2024	129	200
Thereafter	654	1,980
Total future minimum lease payments	1,507	2,857
Less amount representing interest	(249)	(1,161)
Total present value of net future minimum lease payments	$1,258	$1,696

NOTE 5 - MORTGAGE SERVICING RIGHTS

The following tables provide the balance of the residential mortgage loans serviced for others as well as the balance of mortgage servicing rights associated with those loans. The increase in balances from December 31, 2019 reflected the sale of additional loans to FHLB Boston for which the Bank retained servicing rights.

(in thousands)	June 30, 2020	December 31, 2019
Residential mortgage loans serviced for others	$110,933	$106,255
Fair value of mortgage servicing rights	613	813

Changes in mortgage servicing rights are as follows:

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2020	2019	2020	2019
Mortgage Servicing Rights
Balance, beginning of period	$255	$221	$238	$228
Originated	110	1	143	5
Amortization (1)	(12)	(13)	(28)	(24)
Balance, end of period	$353	$209	$353	$209
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

(in thousands)	June 30, 2020	December 31, 2019
Securities available-for-sale (at fair value)	$54,195	$52,845
Loans receivable (at book value)	428,772	434,329
Total pledged assets	$482,967	$487,174

At June 30, 2020, securities were pledged as follows: $45.68 million to secure public deposits, $8.47 million to secure repurchase agreements and $0.05 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share data)	2020	2019	2020	2019
Net income	$2,734	$2,703	$4,781	$5,137
Less: Undistributed earnings allocated to participating securities	(43)	(32)	(77)	(58)
Net income allocated to common stock	$2,691	$2,671	$4,704	$5,079
Weighted-average common shares issued	2,834	2,813	2,831	2,810
Less: Unvested restricted stock awards	(38)	(33)	(38)	(31)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,796	2,780	2,793	2,779
Add: Dilutive effect of stock options	7	20	8	16
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,803	2,800	2,801	2,795
Earnings per common share (basic)	$0.96	$0.96	$1.68	$1.83
Earnings per common share (diluted)	$0.96	$0.95	$1.68	$1.82

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

The requirements of the final rules approved by the Federal Reserve Board (“FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. As of June 30, 2020, the Bank exceeded the regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. A bank can be considered “well-capitalized” even if it does not maintain the capital conservation buffer as long as it meets the “well-capitalized” levels set forth below (and provided it is not subject to any written order, agreement, capital directive, etc.). A bank with a capital conservation buffer of at least 2.5% means that it generally will not be subject to certain limitations regarding capital distributions, such as dividend payments, discretionary payments on tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers.

The Bank's risk-weighted assets at June 30, 2020 and December 31, 2019 were $918.5 million and $891.0 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital (to risk-weighted assets)	$120,802	13.15%	$73,480	8.0%	$96,443	10.5%	$91,850	10.0%

Tier 1 Capital (to risk-weighted assets)	109,309	11.90	55,110	6.0	78,073	8.5	73,480	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	109,309	11.90	41,333	4.5	64,295	7.0	59,703	6.5

Tier 1 Capital (to average assets)	$109,309	8.95	$48,856	4.0	$48,856	4.0	$61,071	5.0
December 31, 2019
Total Capital (to risk-weighted assets)	$114,421	12.84%	$71,278	8.0%	$93,553	10.5%	$89,098	10.0%

Tier 1 Capital (to risk-weighted assets)	105,430	11.83	53,459	6.0	75,733	8.5	71,278	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	105,430	11.83	40,094	4.5	62,368	7.0	57,914	6.5

Tier 1 Capital (to average assets)	$105,430	9.60	$43,944	4.0	$43,944	4.0	$54,930	5.0

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

NOTE 9 – BENEFITS

Salisbury's 401(k) Plan expense was $200 thousand and $192 thousand, respectively, for the three-month periods ended June 30, 2020 and 2019, and $438 thousand and $431 thousand, respectively, for the six-month periods ended June 30, 2020 and 2019. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $14 thousand and $27 thousand, respectively, for the three-month periods ended June 30, 2020 and 2019, and $38 thousand and $48 thousand, respectively, for the six-month periods ended June 30, 2020 and 2019.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury's ESOP expense was $56 thousand and $53 thousand, respectively, for the three-month periods ended June 30, 2020 and 2019, and $113 thousand and $102 thousand, respectively, for the six-month periods ended June 30, 2020 and 2019.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $33 thousand and $29 thousand, respectively, for the three-month periods ended June 30, 2020 and 2019, and $67 thousand and $58 thousand, respectively, for the six-month periods ended June 30, 2020 and 2019.

Grants of Restricted Stock and Options

Restricted stock

Restricted stock expense was $135 thousand and $115 thousand, respectively; for the three-month periods ended June 30, 2020 and 2019, and $271 thousand and $215 thousand, respectively; for the six-month periods ended June 30, 2020 and 2019. The second quarter 2020 included an expense of $32 thousand for the accelerated vesting of restricted stock awards previously granted to certain Directors, who retired from Salisbury's Board of Directors during the quarter. The tax benefit from restricted stock expense was $25 thousand and $21 thousand, respectively; for the three-month periods ended June 30, 2020 and 2019, and $49 thousand and $39 thousand, respectively; for the six-month periods ended June 30, 2020 and 2019. In second quarter 2020, Salisbury granted a total of 14,975 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $536 thousand. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of June 30, 2020 and 2019 totaled $1,031 thousand and $1,075 thousand, respectively. There were forfeitures of $29 thousand or 700 shares in the second quarter of 2020 and forfeitures of $29 thousand or 700 shares for year to date. There were forfeitures of $16 thousand or 360 shares in the second quarter of 2019 and forfeitures of $21 thousand or 460 shares for year to date.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan. The performance goal is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022. A total of 6,800 performance-based restricted stock units were granted, including 3,500 units to three Named Executive Officers. Mr. Cantele received 1,500 units, Mr. Davies received 1,000 units and Mr. Albero received 1,000 units. Compensation expense was recorded with respect to these RSUs, for the quarter a total of $24 thousand and $21 thousand, and year to date $47 thousand and $39 thousand, were expensed in 2020 and 2019, respectively. No performance-based restricted stock units were awarded to date in 2020 and prior to March 29, 2019.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the second quarter 2020, there were no stock options exercised and year to date 2020, 1,755 stock options were exercised at $17.04 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury. Also, in the first quarter of 2020, a former Riverside employee exercised 1,350 stock options at $17.04 per share. In the second quarter 2019, a former Riverside employee exercised 2,025 at $17.04 per share, these was the only activity year to date in 2019.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2020.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,361	$—	$4,361
Municipal bonds	—	25,896	—	25,896
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	32,025	—	32,025
Collateralized mortgage obligations:
U.S. Government agencies	—	21,048	—	21,048
Corporate bonds	—	6,122	—	6,122
Securities available-for-sale	$—	$89,452	$—	$89,452
CRA mutual funds	912	—	—	912
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$1,282	$1,282
Other real estate owned	$—	$—	$—	$—
December 31, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,644	$—	$4,644
Municipal bonds	—	27,193	—	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	29,357	—	29,357
Collateralized mortgage obligations:
U.S. Government agencies	—	25,499	—	25,499
Corporate bonds	—	5,108	—	5,108
Securities available-for-sale	$—	$91,801	$—	$91,801
CRA mutual funds	882	—	—	882
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$1,593	$1,593
Other real estate owned	$—	$—	$314	$314

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets
Cash and cash equivalents	$84,495	$84,495	$84,495	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale, net	89,452	89,452	—	89,452	—
CRA mutual fund	912	912	912	—	—
Federal Home Loan Bank of Boston stock	3,353	3,353	3,353	—	—
Loans held-for-sale	5,313	5,392	—	—	5,392
Loans receivable, net	1,040,358	1,062,289	—	—	1,062,289
Accrued interest receivable	3,988	3,988	3,988	—	—
Cash surrender value of life insurance policies	20,846	20,846	20,846	—	—
Financial Liabilities
Demand (non-interest-bearing)	$325,531	$325,531	$—	$325,531	$—
Demand (interest-bearing)	188,487	188,487	—	188,487	—
Money market	251,242	251,242	—	251,242	—
Savings and other	170,537	170,537	—	170,537	—
Certificates of deposit	149,802	151,315	—	151,315	—
Deposits	1,085,599	1,087,112	—	1,087,112	—
Repurchase agreements	7,809	7,809	—	7,809	—
FHLBB advances	55,118	55,377	—	55,377	—
Subordinated debt	9,871	9,910	9,910	—	—
Note payable	228	231	—	231	—
Finance lease obligation	1,696	1,902	—	—	1,902
Accrued interest payable	187	187	187	—	—
December 31, 2019
Financial Assets
Cash and cash equivalents	$26,885	$26,885	$26,885	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	91,801	91,801	—	91,801	—
CRA mutual fund	882	882	882	—	—
Federal Home Loan Bank of Boston stock	3,242	3,242	3,242	—	—
Loans held-for-sale	332	334	—	—	334
Loans receivable, net	927,413	933,287	—	—	933,287
Accrued interest receivable	3,415	3,415	3,415	—	—
Cash surrender value of life insurance policies	20,580	20,580	20,580	—	—
Financial Liabilities
Demand (non-interest-bearing)	$237,852	$237,852	$—	$237,852	$—
Demand (interest-bearing)	153,314	153,314	—	153,314	—
Money market	239,504	239,504	—	239,504	—
Savings and other	161,112	161,112	—	161,112	—
Certificates of deposit	127,724	128,629	—	128,629	—
Deposits	919,506	920,411	—	920,411	—
Repurchase agreements	8,530	8,530	—	8,530	—
FHLBB advances	50,887	51,028	—	51,028	—
Subordinated debt	9,859	10,113	10,113	—	—
Note payable	246	251	—	251	—
Finance lease liability	1,718	1,967	—	—	1,967
Accrued interest payable	78	78	78	—	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 11 – SUBSEQUENT EVENTS

In July 2020, Salisbury was notified of the death of a former employee who was covered under a Bank Owned Life Insurance policy (“BOLI”). Under the terms of the BOLI policy, the Bank will record a tax-free gain of $600 thousand in July 2020.

On July 29, 2020, the Compensation Committee of the Board of Directors approved grants of performance-based restricted stock units (“RSUs”) to named executive officers (“NEOs”) and other key employees under the Company’s 2017 Long Term Incentive Plan. The Compensation Committee granted a total of 7,250 RSUs, including 3,500 RSUs to NEOs. Richard J. Cantele, Jr., President and Chief Executive Officer received 1,500 target RSUs; John M. Davies, President of NY Region and Chief Lending Officer received 1,000 target RSUs; and Peter Albero, Executive Vice President and Chief Financial Officer received 1,000 target RSUs. The maximum number of shares deliverable upon vesting of RSUs assuming 150% of the TBV growth target is met or exceeded, will be 10,875.

On July 31, 2020 the Board of Directors declared a dividend of $0.29 per common share payable on August 28, 2020 to shareholders of record as of August 14, 2020.

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

On June 29, 2020, Salisbury Bank was added to the Russell 3000 stock index.

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

FINANCIAL CONDITION

Impact of COVID-19 Virus

COVID-19 has placed significant health and economic pressure on the communities the Bank serves, the State of Connecticut, the United States and other countries. In response, the Bank has proactively implemented several steps such as those set forth below to support the safety and well-being of its employees and customers, which procedures continue through the date of this Report:

•	The Bank is practicing social distancing following the guidelines of the Center for Disease Control and requires many of its employees to work from home or from alternate locations.
•	On July 8, 2020, the lobbies to the Bank's branches reopened to customers and banking is also available to customers by appointment.
•	The Bank continues to leverage the drive-up windows in twelve of its fourteen branches as well as its electronic banking platform to continue to serve customers.

Salisbury will continue to adjust its operating model as the circumstances surrounding the pandemic continue to evolve.

Securities and Short Term Funds

During the first six months of 2020, securities decreased $2.2 million to $93.7 million at June 30, 2020. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $57.6 million to $84.5 million at June 30, 2020.

Salisbury evaluates securities for OTTI when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at June 30, 2020.

Loans

Net loans receivable increased $113.0 million to $1,040.4 million at June 30, 2020, compared with $927.4 million at December 31, 2019. The increase primarily reflected PPP loan balances of $96.3 million, net of deferred fees, and growth in commercial real estate loans receivable. In addition, residential loans receivable increased approximately $9.8 million from year end 2019, partly reflecting higher demand for homes in less densely populated areas as a result of COVID-19. These increases were partly offset by a $3.5 million increase in the allowance for loan losses, which primarily reflected the uncertainty surrounding the impact of COVID-19 as well as loan growth during the period.

Asset Quality

During the first six months of 2020, non-performing assets increased $0.9 million, which primarily reflected an increase of $0.8 million in commercial and industrial loans, and an increase of $0.4 million in real estate secured loans, offset by the sale of OREO properties of $0.3 million. During the first six months of 2020, total impaired and potential problem loans increased by $5.6 million to $26.9 million, or 2.55% of gross loans receivable at June 30, 2020, from $21.3 million, or 2.28% of gross loans receivable at December 31, 2019.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus.  The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings (“TDRs”).  CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Bank has applied this guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis.

As of June 30, 2020, 124 residential and consumer loans ($35 million loan balances) and 196 commercial loans ($137 million loan balances) were granted payment deferrals. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower's final payment. The CARES Act provides emergency economic relief to individuals and businesses impacted by the virus. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, the Bank was automatically qualified to originate loans under the PPP. As of June 30, 2020, Salisbury processed 890 PPP loans for a principal balance of approximately $99 million primarily for existing customers. The expected forgiveness amount is the amount of loan principal the lender reasonably expects the borrower to spend on payroll costs, mortgage interest, rent and utilities during the covered period after the loans are funded. On June 5, 2020 the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. The PPPFA increased the covered period from eight weeks to twenty four weeks, reduced the portion of the loan that must be spent on payroll costs from 75% to 60% and extended the term of loans that are not forgiven from two years to five years. For PPP loans originated prior to June 5, 2020, borrowers and lenders may mutually agree to increase the loan term to five years. The vast majority of PPP loans processed by Salisbury have a two year term. Management has funded these short-term loans through a combination of deposits, short-term Federal Home Loan Bank (“FHLB”) advances, and brokered deposits. Salisbury has not participated in the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”).

Past Due Loans

Loans past due 30 days or more increased $0.7 million for the six months ended June 30, 2020 to $5.1 million, or 0.49% of gross loans receivable compared with $4.4 million, or 0.47% of gross loans receivable at December 31, 2019.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Past due 30-59 days	$1,849	$1,351
Past due 60-89 days	807	726
Past due 90-179 days	—	3
Past due 180 days and over	11	—
Accruing loans	2,667	2,080
Past due 30-59 days	300	290
Past due 60-89 days	169	—
Past due 90-179 days	727	271
Past due 180 days and over	1,249	1,775
Non-accrual loans	2,445	2,336
Total loans past due 30 days or greater	$5,112	$4,416

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans, excluding troubled debt restructured loans	$3,297	$2,604
Non-accrual troubled debt restructured loans	1,507	1,013
Accruing troubled debt restructured loans	7,177	7,778
Total impaired loans	$11,981	$11,395

Non-Performing Assets

Non-performing assets increased $0.9 million to $4.8 million or 0.37% of assets at June 30, 2020, from $3.9 million, or 0.35% of assets at December 31, 2019, and decreased $0.8 million from $5.4 million, or 0.49% of assets at June 30, 2019.

The 22.4% increase in non-performing assets in the first six months of 2020 primarily reflected an increase of $0.8 million in commercial and industrial loans and an increase in real estate secured loans of $0.4 million, partly offset by the sale of $0.3 million of OREO properties.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Residential 1-4 family	$1,410	$1,551
Residential 5+ multifamily	861	861
Home equity lines of credit	265	105
Commercial	1,281	914
Farm land	174	186
Vacant land	39	—
Real estate secured	4,030	3,617
Commercial and industrial	774	—
Non-accruing loans	4,804	3,617
Accruing loans past due 90 days and over	11	3
Non-performing loans	4,815	3,620
Other Real Estate Owned (OREO)	—	314
Non-performing assets	$4,815	$3,934

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Current	$2,358	$1,281
Past due 30-59 days	300	290
Past due 60-89 days	169	—
Past due 90-179 days	727	274
Past due 180 days and over	1,261	1,775
Total non-performing loans	$4,815	$3,620

At June 30, 2020, 48.97% of non-performing loans were current with respect to loan payments, compared with 35.39% at December 31, 2019.

Total Outstanding Troubled Debt Restructured Loans

Total outstanding troubled debt restructured loans improved slightly during the first six months of 2020 to $8.7 million, or 0.82% of gross loans receivable at June 30, 2020, compared to $8.8 million, or 0.94% of gross loans receivable at December 31, 2019.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Residential 1-4 family	$3,518	$3,901
Residential 5+ multifamily	109	116
Personal	31	36
Vacant land	134	180
Commercial	3,263	3,419
Real estate secured	7,055	7,652
Commercial and industrial	122	126
Accruing troubled debt restructured loans	7,177	7,778
Residential 1-4 family	335	152
Residential 5+ multifamily	861	861
Vacant land	39	—
Commercial	272	—
Real estate secured	1,507	1,013
Non-accrual troubled debt restructured loans	1,507	1,013
Troubled debt restructured loans	$8,684	$8,791

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Current	$7,080	$7,227
Past due 30-59 days	—	470
Past due 60-89 days	97	81
Accruing troubled debt restructured loans	7,177	7,778
Current	374	19
Past due 90-179 days	272	133
Past due 180 days and over	861	861
Non-accrual troubled debt restructured loans	1,507	1,013
Total troubled debt restructured loans	$8,684	$8,791

At June 30, 2020, 85.84% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.43% at December 31, 2019.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $5.0 million during the first six months of 2020 to $14.9 million, or 1.41% of gross loans receivable at June 30, 2020, compared with $9.9 million, or 1.06% of gross loans receivable at December 31, 2019. The increase primarily reflected the downgrade of certain commercial loans of $7.0 million, partly offset by the upgrade of both commercial and industrial loans of $1.2 million and residential 1-4 family loans of $0.8 million.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Residential 1-4 family	$1,346	$2,109
Residential 5+ multifamily	748	760
Home equity lines of credit	—	—
Residential real estate	2,094	2,869
Commercial	10,832	3,886
Construction of commercial	235	241
Commercial real estate	11,067	4,127
Farm land	1,513	1,521
Real estate secured	14,674	8,517
Commercial and industrial	195	1,384
Consumer	1	2
Total potential problem loans	$14,870	$9,903

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Current	$14,486	$9,654
Past due 30-59 days	384	108
Past due 60-89 days	—	138
Past due 90-179 days	—	3
Total potential problem loans	$14,870	$9,903

At June 30, 2020, 97.42% of potential problem loans were current with respect to loan payments, as compared with 97.49% at December 31, 2019. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Goodwill

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. The virus triggered significant volatility in the global financial markets. On June 30, 2020, Salisbury's closing stock price was $40.99 per share compared with its book value of $41.66 per share. Salisbury's stock price has declined approximately 10% from December 31, 2019 whereas financial stocks, as measured by the SNL US Bank $1 billion - $5 billion index, declined approximately 31% over the same period. As a result of the stock market volatility, the Bank was required to assess whether it was more likely than not that the goodwill on its consolidated balance sheet had been impaired. Management evaluated several qualitative factors including macroeconomic conditions, the Bank's financial performance and the short-term volatility in its share price to determine if it was more likely than not that the fair value of the goodwill declined below its carrying value on a sustained basis. Management concluded that there is still much uncertainty surrounding the impact of COVID-19 to determine if it is more likely than not that the Bank's fair value has fallen below carrying value on a sustained basis. As a result, the Bank did not record an impairment charge for goodwill for the second quarter 2020.

Deposits and Borrowings

Deposits increased $166.1 million during the first six months of 2020, or 18.1%, to $1.1 billion at June 30, 2020, compared with $919.5 million at December 31, 2019. The increase partly reflected the funding of $98.9 million of PPP loans as well as an increase in brokered certificate of deposit balances of $33.0 million. Retail repurchase agreements decreased $0.7 million during 2020 to $7.8 million at June 30, 2020, compared with $8.5 million at December 31, 2019.

The distribution of average total deposits by account type is as follows:

	June 30, 2020			December 31, 2019
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$269,047	26.68%	0.00%	$231,169	24.50%	0.00%
Interest-bearing checking accounts	172,811	17.14%	0.39%	155,463	16.48	0.39
Regular savings accounts	171,436	17.00%	0.61%	175,011	18.55	0.87
Money market savings	237,667	23.57%	1.07%	222,090	23.54	1.05
Certificates of deposit (CD's)[1]	157,288	15.60%	1.88%	159,863	16.94	1.80
Total deposits	$1,008,249	100.00%	0.72%	$943,596	100.00%	0.78%

1CD's included Certificate of Deposit Account Registry Service (“CDARS”) one-way buys of $5.2 million at June 30, 2020 and $2.9 million at December 31, 2019. CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to manage liquidity. CD's also include brokered certificates of deposits of $33.0 million at June 30, 2020. Salisbury did not have any brokered certificates of deposit outstanding at December 31, 2019.

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	June 30, 2020	December 31, 2019
Less than 1.00%	$47,899	$34,261
1.00% to 1.99%	46,808	46,502
2.00% to 2.99%	54,597	46,463
3.00% to 3.99%	498	498
Total	$149,802	$127,724

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At June 30, 2020
Interest rates (in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$37,424	$8,644	$269	$1,562	$47,899	31.97%
1.00% to 1.99%	26,570	7,732	5,832	6,674	46,808	31.25%
2.00% to 2.99%	44,381	4,530	159	5,527	54,597	36.45%
3.00% to 3.99%	—	498	—	—	498	0.33%
Total	$108,375	$21,404	$6,260	$13,763	$149,802	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

June 30, 2020 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$47,832	$29,043	$21,565	$22,783	$121,223

FHLBB advances increased $4.2 million during the first six months of 2020 to $55.1 million at June 30, 2020, compared with $50.9 million at December 31, 2019. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At June 30, 2020, $15 million of letters of credit were outstanding.

The following table sets forth certain information concerning short-term FHLBB advances:

(dollars in thousands)	June 30, 2020	December 31, 2019
Highest month-end balance during period	$15,000	$47,000
Ending balance	10,000	30,000
Average balance during period	11,868	5,670

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At June 30, 2020, Salisbury's excess borrowing capacity at FHLBB was approximately $223.1 million. Salisbury did not experience a significant outflow of deposits or draw downs on credit lines due to the virus. In addition, Salisbury may pledge the loans approved by the SBA under the PPP program to the Federal Reserve to collateralize borrowings. The face amount of the PPP loans will not be discounted by the Federal Reserve. The PPP loans are guaranteed by the SBA and therefore carry a 0% risk weight. As a result, the Bank's Tier 1 and Total capital ratios will not be affected by loans made under this program. Additionally, PPP loans pledged as collateral to the Federal Reserve will not be included in the Bank's Tier 1 leverage ratio. Salisbury has not pledged any PPP loans to the Federal Reserve. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury's net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2020 provided net cash of $6.0 million. Investing activities utilized net cash of $116.3 million principally from $119.2 million of net loan originations and principal collections, $15.4 million of purchases of securities available-for-sale and $1.3 million of capital expenditures, partly offset by proceeds of $8.7 million from calls and maturities of securities available-for-sale, $10.6 million from the sale of available-for-sale-securities and $0.3 million from the sale of other real estate owned. Financing activities provided net cash of $168.0 million, principally due to increase of deposits of $144.0 million and an increase in time deposits of $22.1 million and $25.0 million in long-term FHLBB advances offset by repayment of FHLBB short term advances of $20.0 and the payment of common stock dividends of $1.6 million.

At June 30, 2020, Salisbury had outstanding commitments to fund new loan originations of $31.1 million and unused lines of credit of $137.1 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2020 and 2019

OVERVIEW

Net income allocated to common stock was $2.7 million, or $0.96 per common share, for the second quarter ended June 30, 2020 (second quarter 2020), compared with $2.7 million, or $0.96 per common share, for the second quarter ended June 30, 2019 (second quarter 2019), and $2.0 million, or $0.72 per common share, for the first quarter ended March 31, 2020 (first quarter 2020).

Net Interest Income

Tax equivalent net interest income for the second quarter 2020 increased $832 thousand, or 9.3%, versus first quarter 2020, and increased $1.3 million, or 15.3%, versus second quarter 2019. Average earning assets increased $114 million versus first quarter 2020, and increased $116.5 million versus second quarter 2019. Average total interest bearing deposits increased $24.8 million versus first quarter 2020 and increased $11.3 million versus second quarter 2019. The tax equivalent net interest margin for the second quarter 2020 was 3.31% compared with 3.35% for the first quarter 2020 and 3.19% for the second quarter 2019. The increase in the net interest margin primarily reflected the lower cost of borrowing from the FHLBB and the repricing of deposits at lower interest rates. In addition, net interest income for the second quarter 2019 was reduced by $140 thousand for the write-off of unamortized premiums on purchased loans which paid off during the quarter. This write-off of premiums reduced second quarter 2019 tax equivalent net interest margin by approximately 0.05%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Loans (a)(d)	$1,038,551	$923,513	$10,428	$9,984	4.02%	4.31%
Securities (c)(d)	86,987	99,050	634	738	2.92	2.98
FHLBB stock	3,580	3,258	39	66	4.36	8.09
Short term funds (b)	49,105	35,853	12	186	0.10	2.08
Total earning assets	1,178,223	1,061,674	11,113	10,974	3.77	4.13
Other assets	60,288	56,081
Total assets	$1,238,511	$1,117,755
Interest-bearing demand deposits	$172,811	$156,597	103	154	0.24	0.39
Money market accounts	237,667	209,351	239	558	0.40	1.07
Savings and other	171,436	184,346	102	456	0.24	0.99
Certificates of deposit	157,288	177,535	544	831	1.38	1.88
Total interest-bearing deposits	739,202	727,829	988	1,999	0.53	1.10
Repurchase agreements	4,773	3,334	4	4	0.34	0.47
Capital lease	2,987	4,509	35	46	4.69	4.07
Note payable	231	266	4	4	6.93	6.06
Subordinated Debt (net of issuance costs)	9,866	9,843	156	156	6.32	6.34
FHLBB/FRB borrowings	55,374	37,462	140	279	1.01	2.94
Total interest-bearing liabilities	812,433	783,243	1,327	2,488	0.65	1.27
Demand deposits	302,965	221,012
Other liabilities	6,029	5,862
Shareholders' equity	117,084	107,638
Total liabilities & shareholders' equity	$1,238,511	$1,117,755
Net interest income			$9,786	$8,486
Spread on interest-bearing funds					3.12	2.86
Net interest margin (e)					3.31	3.19

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $170,000 and $142,000, respectively, for 2020 and 2019 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2020 and 2019.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2020 versus 2019
Change in interest due to	Volume	Rate	Net
Loans	$1,164	$(720)	$444
Securities	(89)	(15)	(104)
FHLBB stock	5	(32)	(27)
Short term funds	36	(210)	(174)
Interest-earning assets	1,116	(977)	139
Deposits	23	(1,034)	(1,011)
Repurchase agreements	1	(1)	—
Capital lease	(17)	6	(11)
Note payable	(1)	1	—
Subordinated Debt	—	—	—
FHLBB/FRB borrowings	85	(224)	(139)
Interest-bearing liabilities	91	(1,252)	(1,161)
Net change in net interest income	$1,025	$275	$1,300

Interest Income

Tax equivalent interest income increased $139 thousand to $11.1 million for second quarter 2020 as compared with $11.0 million in second quarter 2019. Loan income as compared to second quarter 2019 increased $444 thousand, or 4.4%, primarily due to a $115.1 million, or 12.5%, increase in average loans. Tax equivalent securities income decreased $104 thousand, or 14.1%, for second quarter 2020 as compared with second quarter 2019, primarily due to a $12.0 million, or 12.2%, decrease in average balances. Income on short-term funds as compared to second quarter 2019 decreased $174 thousand, or 93.5%, primarily due to a 198 basis point decrease in the average short-term funds yields, which was partly offset by a $13.3 million, or 37.0%, increase in the average balance.

Interest Expense

Interest expense decreased $1.2 million to $1.3 million for second quarter 2020 as compared with $2.5 million in second quarter 2019. Interest on deposit accounts decreased $1.0 million, or 50.6%, as a result of a $11.4 million increase in the average balances and an average decrease in deposit rates of 57 basis points as compared with second quarter 2019. Interest expense on FHLBB borrowings decreased $139 thousand as a result of an average balance increase of $17.9 million as compared with second quarter 2019, partly offset by a 193 basis point decrease in the average borrowing rate. Interest expense on subordinated debt totaled $156 thousand for the second quarter in both 2020 and 2019.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.8 million for second quarter 2020, compared with $151 thousand for second quarter 2019. Net loan charge-offs were $53 thousand and $14 thousand for the respective quarters. The increase in the provision from second quarter 2019 primarily reflected management's assessment of the impact of COVID-19 on certain qualitative and environmental factors and impaired loans as well as loan growth. Management will continue to monitor the impact of the virus on its borrowers and adjust the allowance as appropriate. The length of time required for the economy to substantially recover from the virus will have a direct impact on Salisbury's provision and allowance for loan losses. A longer recovery or another forced shutdown that leads to sustained levels of unemployment will likely result in an increase in Salisbury's provision and allowance for loan losses.

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, was 1.18% for the second quarter 2020, versus 0.95% for the fourth quarter 2019 and 0.97% for the second quarter 2019. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 257% for the second quarter of 2020, versus 246% for the fourth quarter of 2019 and 176% for the second quarter of 2019.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2020	2019
Net charge-offs to average loans receivable, gross	0.00%	0.00%
Non-performing loans to loans receivable, gross	0.46	0.55
Accruing loans past due 30-89 days to loans receivable, gross	0.25	0.27
Allowance for loan losses to loans receivable, gross	1.18	0.97
Allowance for loan losses to non-performing loans	256.89	175.56
Non-performing assets to total assets	0.37	0.49

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 1.18% at June 30, 2020 compared to 0.97% at June 30, 2019 and the ratio of the allowance for loan losses to non-performing loans increased to 256.89% at June 30, 2020 from 175.56% at June 30, 2019. In first quarter 2019 Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, gross loans receivable and the allowance for loan losses increased by $663 thousand and the coverage ratios also increased. The balance of net loans receivable did not change as a result of this transfer.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $4.8 million or 0.46% of gross loans receivable at June 30, 2020 as compared to $5.1 million, or 0.55%, at June 30, 2019. Accruing loans past due 30-89 days increased $0.2 million to $2.7 million, or 0.25% of gross loans receivable from $2.5 million, or 0.27% of gross loans receivable, at June 30, 2019. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors.  The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  The qualitative factors are determined based on the various risk characteristics of each loan segment and are risk-weighted such that higher risk loans generally have a higher reserve percentage.  In second quarter 2020, management added a new discrete loan pool for loans deemed to be a higher risk due to COVID-19. This new loan pool included commercial real estate and commercial and industrial loans that were deemed by management to be a higher risk of default as a result of the pandemic as well as residential and consumer loans which have been granted a second loan payment deferral by management. In addition, management increased the risk weights for loans with an internal risk rating of “4” (Watch), “5” (Special Mention) and “6” (Substandard”) to reflect the higher degree of inherent credit risk associated with these loans as a result of COVID-19. Management will actively monitor the population of loans in the new loan pool and evaluate the risk weightings to determine if further adjustments are warranted based on the impact of COVID-19.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally, reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2020.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Trust and wealth advisory	$1,031	$1,044	$(13)	(1.2)%
Service charges and fees	598	1,012	(414)	(40.9)
Gains on sales of mortgage loans, net	252	1	251	n/a
Mortgage servicing, net	66	80	(14)	(17.5)
Gains (losses) on CRA mutual fund	8	12	(4)	(33.3)
Gains on available-for-sale securities, net	181	281	(100)	(35.6)
BOLI income and gains	133	87	46	52.9
Other	47	131	(84)	(64.1)
Total non-interest income	$2,316	$2,548	$(232)	(9.1)%

Non-interest income decreased $232 thousand, or 9.1% in the second quarter 2020 versus second quarter 2019. Trust and wealth advisory revenues decreased $13 thousand versus second quarter 2019 primarily due to lower asset-based fees. Assets under administration were $704.1 million at June 30, 2020 compared with $639.5 million at March 31, 2020 and $713.3 million at June 30, 2019. Discretionary assets under administration of $480.5 million at June 30, 2020 increased from $425.4 million at March 31, 2020 and $464.5 million at June 30, 2019. The increase from first quarter 2020 primarily reflected higher valuations, whereas the increase from second quarter 2019 was primarily due to new business activity. Non-discretionary assets under administration of $223.6 million in second quarter 2020 increased from $214.1 million at first quarter 2020 and declined from $248.8 million in second quarter 2019. The decline versus second quarter 2019 was due to a lower valuation of shares in a partnership for one significant client relationship. The trust and wealth business recorded only a nominal annual fee on this relationship. Historically, trust and wealth advisory income correlates with the value of assets under management. Accordingly, trust and wealth advisory income is likely to be impacted by high levels of market volatility that may result from business disruptions caused by COVID-19.

Service charges and fees decreased $414 thousand versus second quarter 2019. During the second quarter 2020, Salisbury waived approximately $240 thousand in various deposit fees, including overdraft and ATM fees. Salisbury will continue to waive such fees to help its customers and surrounding communities until economic conditions improve. Second quarter 2020 gains on mortgage loans, net increased $251 thousand due to an increase in sales volume. Mortgage sales in second quarter 2020 were $14.7 million compared with $0.1 million for second quarter 2019. Mortgage servicing fees decreased $14 thousand compared with second quarter 2019 on lower servicing income. Second quarter 2020 and second quarter 2019 included mortgage servicing amortization and periodic impairment charges (net) of $12 thousand and $13 thousand, respectively. BOLI income of $133 thousand increased $46 thousand compared to $87 thousand in second quarter 2019. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Salaries	$2,411	$2,959	$(548)	(18.5)%
Employee benefits	1,037	1,042	(5)	(0.5)
Premises and equipment	981	1,004	(23)	(2.3)
Data processing	557	577	(20)	(3.5)
Professional fees	758	583	175	30.0
OREO gains, losses and write-downs	—	270	(270)	(100.0)
Collections and other real estate owned	79	79	—	—
FDIC insurance	103	140	(37)	(26.4)
Marketing and community support	169	151	18	11.9
Amortization of core deposit intangibles	83	99	(16)	(16.2)
Other	611	535	76	14.2
Non-interest expense	$6,789	$7,439	$(650)	(8.7)%

Non-interest expense for second quarter 2020 decreased $650 thousand versus second quarter 2019. Total compensation expense decreased $553 thousand versus the second quarter 2019. The decline from the comparative quarters primarily reflected the deferral of compensation costs associated with originating PPP loans. This expense will be amortized into income over the term of the loans as a reduction to interest income and net interest margin. Premises and equipment expense decreased $23 thousand versus second quarter 2019 primarily due to lower depreciation and utilities expense. Data processing expense decreased $20 thousand versus second quarter 2019 primarily due lower ATM network processing fees, data communications expenses and lower Trust & Wealth data processing charges. Professional fees increased $175 thousand versus second quarter 2019 primarily due to higher consulting, legal and investment management fees. Collections, OREO and loan related expenses decreased $270 thousand versus second quarter 2019 primarily as a result of OREO losses in second quarter 2019. Marketing and community support expense increased $18 thousand versus first quarter 2019 primarily due to timing of current marketing campaigns and contributions. The increase in other expenses of $76 thousand primarily reflected litigation related accruals.

Income Taxes

The effective income tax rates for second quarter 2020 and second quarter 2019 were 18.1% and 18.1%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax-exempt income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the six month periods ended June 30, 2020 and 2019

Overview

Net income allocated to common stock was $4.7 million, or $1.68 per common share, for the six month period ended June 30, 2020 (six month period 2020), compared with $5.1 million, or $1.83 per common share, for the six month period ended June 30, 2019 (six month period 2019).

Net Interest Income

Tax equivalent net interest income for the six month period 2020 increased $1.7 million, or 9.9%, versus the six month period 2019. Average earning assets increased $65.2 million versus the six month period 2019. Average total interest bearing deposits increased $12.7 million, or 1.8%, versus the six month period 2019. The net interest margin of 3.33% increased 11 basis points from 3.22% for the six month period 2019. The increase in the net interest margin primarily reflected lower interest rates on interest-bearing deposits.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Loans (a)(d)	$993,293	$920,915	$20,524	$20,021	4.13%	4.35%
Securities (c)(d)	88,292	97,856	1,332	1,454	3.02	2.97
FHLBB stock	3,310	3,723	72	138	4.35	7.41
Short term funds (b)	36,161	33,408	70	341	0.39	2.04
Total earning assets	1,121,056	1,055,902	21,998	21,954	3.92	4.16
Other assets	62,365	56,552
Total assets	$1,183,421	$1,112,454
Interest-bearing demand deposits	$163,707	$153,910	222	298	0.27	0.39
Money market accounts	239,173	204,572	799	1,032	0.67	1.01
Savings and other	167,805	184,266	336	907	0.40	0.98
Certificates of deposit	156,078	171,334	1,140	1,558	1.46	1.82
Total interest-bearing deposits	726,763	714,082	2,497	3,795	0.69	1.06
Repurchase agreements	5,223	3,039	10	7	0.38	0.46
Capital lease	3,019	4,293	71	92	4.70	4.29
Note payable	235	271	7	8	5.96	5.90
Subordinated Debt (net of issuance costs)	9,864	9,841	312	312	6.33	6.34
FHLBB/FRB borrowings	46,247	48,507	359	691	1.55	2.85
Total interest-bearing liabilities	791,351	780,033	3,256	4,905	0.82	1.26
Demand deposits	269,031	219,825
Other liabilities	6,460	6,504
Shareholders' equity	116,579	106,092
Total liabilities & shareholders' equity	$1,183,421	$1,112,454
Net interest income			$18,742	$17,049
Spread on interest-bearing funds					3.10	2.90
Net interest margin (e)					3.33	3.22
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $337,000 and $268,000, respectively for 2020 and 2019 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2020 and 2019.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2020 versus 2019
Change in interest due to	Volume	Rate	Net
Loans	$1,535	$(1,032)	$503
Securities	(143)	21	(122)
FHLBB stock	(12)	(54)	(66)
Short term funds	17	(288)	(271)
Interest-earning assets	1,397	(1,353)	44
Deposits	55	(1,353)	(1,298)
Repurchase agreements	5	(2)	3
Capital lease	(29)	8	(21)
Note payable	(1)	—	(1)
Subordinated Debt	1	(1)	—
FHLBB/FRB borrowings	(25)	(307)	(332)
Interest-bearing liabilities	6	1,655	1,649
Net change in net interest income	$1,391	$302	$1,693

Interest Income

Tax equivalent interest income of $22.0 million was essentially unchanged for the six month periods 2020 and 2019. Loan income, as compared to the six months of 2019, increased $503 thousand, or 2.5%, primarily due to a $72.4 million, or 7.9%, increase in average loans, which was partly offset by a 22 basis point decrease in the average yield. Tax equivalent securities income decreased $122 thousand, or 8.4%, for the six month period 2020 as compared with the six month period 2019, primarily due to a $9.5 million decrease in average volume, which was partly offset by a 5 basis point increase in average yield. Income on short-term funds as compared to six month period 2019 decreased $271 thousand, or 79.5%, primarily due to a 165 basis point decrease in the average short-term funds yields, partly offset by a $2.8 million, or 8.2%, increase in average short-term funds.

Interest Expense

Interest expense decreased $1.6 million, or 33.6%, to $3.3 million for the six month period 2020 compared with $4.9 million for the six month period 2019. Interest on deposit accounts decreased $1.3 million, or 34.2%, as a result of a decrease in average deposit rates of 37 basis points compared with the six month period 2019, which was partially offset by a $12.7 million increase in the average balance. Interest expense on FHLBB/FRB borrowings decreased $332 thousand, or 48.0%, as a result of an average balance decrease of $2.3 million compared with the six month period 2019 and a 130 basis point decrease in the average borrowings rate. Interest expense on subordinated debt totaled $312 thousand for the six month periods 2020 and 2019.

Provision and Allowance for Loan Losses

The provision for loan losses was $3.5 million for the six month period ended June 30, 2020 as compared to $445 thousand for the six month period ended June 30, 2019. Net loan charge-offs were $36 thousand and $53 thousand for the respective periods.

Reserve coverage at June 30, 2020, as measured by the ratio of allowance for loan losses to gross loans, at 1.18%, compares with 0.97% a year ago at June 30, 2019. The increase in the coverage ratio primarily reflected higher reserves due to management's assessment of the impact of COVID-19 as well as loan growth. During the first six months of 2020, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.2 million to $4.8 million. Non-performing loans represent 0.46% of gross loans receivable, an increase from 0.39% at December 31, 2019. At June 30, 2020, accruing loans past due 30-89 days increased $0.6 million to $2.7 million or 0.25% of gross loans receivable from 0.22% at December 31, 2019. See “Financial Condition – Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Trust and wealth advisory	$2,061	$1,950	$111	5.7%
Service charges and fees	1,503	1,932	(429)	(22.2)
Gains on sales of mortgage loans, net	313	8	305	3,812.5
Mortgage servicing, net	133	156	(23)	(14.7)
Losses on CRA mutual fund	22	23	(1)	(4.3)
Gain(Losses) on available-for-sale securities, net	182	272	(90)	(33.1)
BOLI income and gains	266	166	100	60.2
Other	80	68	12	17.6
Total non-interest income	$4,560	$4,575	$(15)	(0.3)%

Non-interest income for the six month period ended June 30, 2020 decreased $15 thousand versus the same period in 2019. Trust and wealth advisory revenues increased $111 thousand mainly due to growth in asset based fees. Service charges and fees decreased $429 thousand. During the six month period 2020, Salisbury waived approximately $269 thousand in various deposit fees, including overdraft and ATM fees. Salisbury will continue to waive such fees to help its customers and surrounding communities until economic conditions improve. Income from sales of mortgage loans increased $305 thousand substantially due to higher gains on sales of fixed rate residential mortgage loans to FHLB Boston. Mortgage loans sales totaled $17.8 million for the six month period ended June 30, 2020 compared with $0.5 million for the six month period ended June 30, 2019. The six month periods ended June 30, 2020 and 2019 included mortgage servicing amortization of $28 thousand and $24 thousand, respectively.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Salaries	$5,261	$5,952	($691)	(11.6)%
Employee benefits	2,183	2,227	(44)	(2.0)
Premises and equipment	1,891	1,976	(85)	(4.3)
Data processing	1,098	1,086	12	1.1
Professional fees	1,385	1,118	267	23.9
OREO gains, losses and write-downs	—	322	(322)	(100.0)
Collections and other real estate owned	104	209	(105)	(50.2)
FDIC insurance	208	303	(95)	(31.4)
Marketing and community support	293	307	(14)	(4.6)
Amortization of core deposit intangible assets	170	203	(33)	(16.3)
Other	1,133	947	186	19.6
Non-interest expense	$13,726	$14,650	($924)	(6.3)%

Non-interest expense for the six month period ended June 30, 2020 decreased $924 thousand versus the same period in 2019. Salaries decreased $691 thousand primarily reflecting the deferral of compensation costs associated with originating loans, including PPP loans. Benefits decreased $44 thousand primarily due to lower medical premiums. Premises and equipment decreased $85 thousand primarily due to lower depreciation, building maintenance and utilities partially offset by increased software expense. Data processing increased $12 thousand mainly due to higher ATM fees and data processing costs partially offset by lower Trust and Wealth data processing expense. The increase in professional fees of $267 thousand versus the six month period 2019 primarily reflected higher consulting and investment management expenses. Collections, OREO and loan related expense decreased $322 thousand due to OREO losses in the six month period 2019. Marketing and community support decreased $14 thousand primarily due to timing of current marketing campaigns. Other expenses increased $186 thousand and primarily reflected litigation related accruals.

Income taxes

The effective income tax rates for the six month periods ended June 30, 2020 and June 30, 2019 were 16.54% and 17.95%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity was $118.4 million at June 30, 2020, up $4.8 million from December 31, 2019. Book value and tangible book value per common share were $41.66 and $36.51, respectively, compared with $40.22 and $34.98, respectively, at December 31, 2019. Contributing to the increase in shareholders' equity for year-to-date 2020 was net income of $4.8 million, unrealized gains on securities available-for-sale, net of tax, of $1.3 million and issued stock of $0.3 million partially offset by common stock dividends of $1.6 million.

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

	June 30, 2020	December 31, 2019
Total Capital (to risk-weighted assets)	12.97%	12.84%
Tier 1 Capital (to risk-weighted assets)	11.90	11.83
Common Equity Tier 1 Capital (to risk-weighted assets)	11.90	11.83
Tier 1 Capital (to average assets)	8.95	9.60

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

The FRB's final rules implementing the Basel Committee on Banking Supervision's capital guidelines for bank holding companies and their bank subsidiaries include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer was fully phased in on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of June 30, 2020, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

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

Dividends

Salisbury paid $1.640 million in common stock dividends during the six month period ended June 30, 2020.

On July 31, 2020, the Board of Directors of Salisbury declared a common stock dividend of $0.29 per common share payable on August 28, 2020 to shareholders of record on August 14, 2020. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's June 30, 2020 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2020, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates – an increase in the treasury yield curve beginning in the fourth quarter 2020 and into 2021 with the treasury yield curve ultimately ending up higher as of June 30, 2022 and the Federal Reserve conducting its first rate increase in the second quarter 2022. The two year, five year and ten year treasury as of June 30, 2022 ultimately 0.89%, 1.08% and 0.99% higher than actual rates as of June 30, 2020 and the Federal Funds rate is increased by 25 basis points during the second quarter 2022. The yield curve is ultimately positive sloping as treasury yields increased while the Federal Funds rate has not yet increased materially. Income simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2020, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of June 30, 2020.

As of June 30, 2020	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(8.20)%	(3.60)%
Immediately falling interest rates - 100bp (static growth assumptions)	(1.50)	(2.60)
Immediately rising increase rates + 400bp (static growth assumptions)	(10.90)	(5.20)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2020 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	$86	$(12)
Municipal bonds	(849)	(2,697)
Mortgage backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	292	(899)
Collateralized mortgage obligations:
U.S. Government agencies	655	257
Corporate bonds	(33)	(169)
Total available-for-sale debt securities	$151	$(3,520)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2020.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

Except as stated below, during the three months ended June 30, 2020, there were no material changes to the risk factors previously disclosed in Salisbury's Annual Report on Form 10-K for the year ended December 31, 2019.

The virus has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and significant effects on national and local economies. The ultimate effect of the virus on Salisbury's and the Bank's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with certainty.  At this time, it is unknown how long the pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities.  Further, additional information may emerge regarding the severity of the virus and additional actions may be taken by federal, state, and local governments to contain it or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of the pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown.  As a result of the pandemic and the actions taken to contain it or reduce its impact, Salisbury may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  These and similar factors and events may have substantial negative effects on the business, financial condition, ability to pay dividends and results of operations of Salisbury, the Bank and its customers.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

‘

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

SALISBURY BANCORP, INC.

August 7, 2020	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 7, 2020	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

