Form 10-Q
period 2020-09-30
SALISBURY BANCORP INC
filed 2020-11-06
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, "accelerated filer”, "smaller reporting company”, and "emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 4, 2020 is 2,843,292.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars in thousands, except share data)	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Cash and due from banks	$6,828	$7,406
Interest bearing demand deposits with other banks	88,513	19,479
Total cash and cash equivalents	95,341	26,885
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	95,720	91,801
CRA mutual fund at fair value	916	882
Federal Home Loan Bank of Boston stock at cost	3,158	3,242
Loans held-for-sale	2,761	332
Loans receivable, net (allowance for loan losses: $13,001 and $8,895)	1,031,593	927,413
Other real estate owned	—	314
Bank premises and equipment, net	18,727	17,385
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,132 and $4,884)	748	995
Accrued interest receivable	6,055	3,415
Cash surrender value of life insurance policies	17,572	20,580
Deferred taxes	2,252	1,249
Other assets	3,352	3,390
Total Assets	$1,292,760	$1,112,448
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$313,742	$237,852
Demand (interest bearing)	201,760	153,314
Money market	270,097	239,504
Savings and other	181,691	161,112
Certificates of deposit	127,851	127,724
Total deposits	1,095,141	919,506
Repurchase agreements	10,885	8,530
Federal Home Loan Bank of Boston advances	43,880	50,887
Subordinated debt	9,877	9,859
Note payable	218	246
Finance lease obligations	1,685	1,718
Accrued interest and other liabilities	8,834	8,047
Total Liabilities	1,170,520	998,793
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000
Issued: 2,843,292 and 2,825,912
Outstanding: 2,843,292 and 2,825,912	284	283
Unearned compensation - restricted stock awards	(906)	(795)
Paid-in capital	45,171	44,490
Retained earnings	74,995	68,320
Accumulated other comprehensive income, net	2,696	1,357
Total Shareholders' Equity	122,240	113,655
Total Liabilities and Shareholders' Equity	$1,292,760	$1,112,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share amounts)	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$10,362	$10,045	$30,662	$29,859
Interest on debt securities
Taxable	396	530	1,260	1,734
Tax exempt	157	166	513	355
Other interest and dividends	87	282	229	761
Total interest and dividend income	11,002	11,023	32,664	32,709
Interest expense
Deposits	764	1,879	3,261	5,674
Repurchase agreements	6	9	16	16
Finance lease	35	43	106	135
Note payable	3	4	11	12
Subordinated debt	156	156	468	468
Federal Home Loan Bank of Boston advances	113	265	472	956
Total interest expense	1,077	2,356	4,334	7,261
Net interest and dividend income	9,925	8,667	28,330	25,448
Provision for loan losses	686	94	4,198	539
Net interest and dividend income after provision for loan losses	9,239	8,573	24,132	24,909
Non-interest income
Trust and wealth advisory	1,068	1,023	3,129	2,973
Service charges and fees	711	1,003	2,214	2,935
Gains on sales of mortgage loans, net	707	42	1,020	50
Mortgage servicing, net	29	76	162	232
Gains on CRA mutual fund	—	6	22	29
Gains (losses) on available-for-sale securities, net	34	(9)	216	263
BOLI income and gains	719	86	986	253
Other	18	29	97	96
Total non-interest income	3,286	2,256	7,846	6,831
Non-interest expense
Salaries	3,114	3,042	8,375	8,994
Employee benefits	1,061	1,181	3,244	3,408
Premises and equipment	1,005	974	2,897	2,950
Data processing	569	534	1,666	1,620
Professional fees	635	572	2,020	1,690
OREO gains, losses and write-downs, net	—	84	—	406
Collections and other real estate owned	108	119	212	328
FDIC insurance	123	(9)	331	294
Marketing and community support	126	141	419	448
Amortization of intangibles	78	93	247	297
Other	440	453	1,572	1,398
Total non-interest expense	7,259	7,184	20,983	21,833
Income before income taxes	5,266	3,645	10,995	9,907
Income tax provision	910	657	1,858	1,781
Net income	$4,356	$2,988	$9,137	$8,126
Net income available to common stock	$4,288	$2,940	$9,006	$8,016

Basic earnings per common share	$1.53	$1.06	$3.22	$2.88
Diluted earnings per common share	$1.53	$1.05	$3.21	$2.87
Common dividends per share	$0.29	$0.28	$0.87	$0.84

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2020	2019	2020	2019
Net income	$4,356	$2,988	$9,137	$8,126
Other comprehensive income (loss)
Net unrealized gains on securities available-for-sale	113	313	1,912	2,704
Reclassification of net realized losses (gains) and write-downs in net income (1)	(34)	9	(216)	(263)
Unrealized gains on securities available-for-sale	79	322	1,696	2,441
Income tax (expense)	(17)	(67)	(357)	(512)
Other comprehensive income	62	255	1,339	1,929
Comprehensive income	$4,418	$3,243	$10,477	$10,055

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains (losses) on available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending September 30, 2020 and 2019 are $(7) thousand and $2 thousand, respectively. The net tax effect for the nine months ending September 30, 2020 and 2019 were ($45) thousand and ($55) thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at June 30, 2019	2,823,476	$282	$44,382	$63,905	$(1,075)	$1,454	$108,948
Net income	—	—	—	2,988	—	—	2,988
Other comprehensive loss, net of tax	—	—	—	—	—	255	255
Common stock dividends declared ($0.28 per share)	—	—	—	(789)	—	—	(789)
Stock options exercised	—	—	—	—	—	—	—
Forfeiture of stock awards	(250)	—	(10)	—	10	—	—
Retired common stock	(14)	—	—	—	—	—	—
Stock based compensation-restricted stock awards	—	—	—	—	178	—	178
Balances at September 30, 2019	2,823,212	$282	$44,372	$66,104	$(887)	$1,709	$111,580
Balances at June 30, 2020	2,843,292	$284	$45,096	$71,461	$(1,031)	$2,634	$118,444
Net income	—	—	—	4,356	—	—	4,356
Other comprehensive loss, net of tax	—	—	—	—	—	62	62
Common stock dividends declared ($0.29 per share)	—	—	—	(822)	—	—	(822)
Issuance of restricted common stock	500	—	18	—	(18)	—	—
Forfeiture of stock awards	(500)	—	(21)	—	21	—	—
Stock based compensation-restricted stock awards	—	—	78	—	122	—	200
Balances at September 30, 2020	2,843,292	$284	$45,171	$74,995	$(906)	$2,696	$122,240
5

Nine months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income for period	—	—	—	8,126	—	—	8,126
Other comprehensive income, net of tax	—	—	—	—	—	1,929	1,929
Common stock dividends declared ($0.84 per share)	—	—	—	(2,361)	—	—	(2,361)
Stock options exercised	2,025	—	34	—	—	—	34
Issuance of restricted common stock	11,530	1	457	—	(458)	—	—
Forfeiture of stock awards	(710)	—	(31)	—	31	—	—
Issuance of director's restricted stock awards	3,600	—	142	—	(142)	—	—
Retired Common Stock	(14)	—	—	—	—	—	—
Stock based compensation-restricted stock awards	—	—	—	—	393	—	393
Balances at September 30, 2019	2,823,212	$282	$44,372	$66,104	$(887)	$1,709	$111,580
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income for period	—	—	—	9,137	—	—	9,137
Other comprehensive income, net of tax	—	—	—	—	—	1,339	1,339
Common stock dividends declared ($0.87 per share)	—	—	—	(2,462)	—	—	(2,462)
Stock options exercised	3,105	—	53	—	—	—	53
Issuance of restricted common stock	12,275	1	439	—	(440)	—	—
Forfeiture of stock awards	(1,200)	—	(50)	—	50	—	—
Issuance of director's restricted stock awards	3,200	—	114	—	(114)	—	—
Stock based compensation-restricted stock awards	—	—	125	—	393	—	518
Balances at September 30, 2020	2,843,292	$284	$45,171	$74,995	$(906)	$2,696	$122,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2020	2019
Operating Activities
Net income	$9,137	$8,126
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	388	238
Bank premises and equipment	1,071	1,210
Core deposit intangible	247	297
Modification fees on Federal Home Loan Bank of Boston advances	64	174
Subordinated debt issuance costs	18	18
Mortgage servicing rights	84	36
Fair value adjustment on loans	—	(64)
Fair value adjustment on deposits	(4)	(6)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(216)	(263)
CRA Mutual Fund	(22)	(29)
Sales of loans, excluding capitalized servicing rights	(843)	(50)
Other real estate owned	—	406
Provision for loan losses	4,198	539
Proceeds from loans sold	45,246	6,107
Loans originated for sale	(46,832)	(6,563)
Increase in deferred loan origination fees and costs, net	2,321	62
Mortgage servicing rights originated	(413)	(25)
Increase in interest receivable	(2,640)	(277)
Deferred tax benefit	(1,359)	(176)
Decrease (increase) in prepaid expenses	295	(147)
Increase in cash surrender value of life insurance policies	(986)	(253)
Decrease in income tax receivable	—	137
Increase in income tax payable	1,412	—
Decrease in other assets	42	728
Decrease in accrued expenses	(584)	(348)
Increase in interest payable	132	270
Decrease in other liabilities	(144)	(147)
Stock based compensation-restricted stock awards	518	393
Net cash provided by operating activities	11,130	10,393
Investing Activities
Redemption (purchase) of Federal Home Loan Bank of Boston stock, net of redemptions	84	1,921
Purchases of securities available-for-sale	(27,802)	(51,931)
Purchases of interest-bearing time deposits with financial institutions	—	(786)
Proceeds from sales of securities available-for-sale	12,526	41,802
Proceeds from calls of securities available-for-sale	655	75
Proceeds from principal payments and maturities of securities available-for-sale	12,226	9,523
Reinvestment of CRA Mutual Fund	(12)	(16)
Loan originations and principal collections, net	(110,743)	(6,405)
Recoveries of loans previously charged off	44	64
Proceeds from sales of other real estate owned	314	1,086
Capital expenditures	(2,384)	(1,760)
Purchase of life insurance policies	—	(5,750)
Proceeds from life insurance policy	3,994	—
Net cash used by investing activities	$(111,098)	$(12,177)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2020	2019
Financing Activities
Increase in deposit transaction accounts, net	$175,508	$47,642
Increase (decrease) in time deposits, net	131	(23,193)
Increase in securities sold under agreements to repurchase, net	2,355	4,484
Federal Home Loan Bank of Boston long term advances	46,001	—
Federal Home Loan Bank of Boston long-term maturities/payments	(21,000)	(35,000)
Federal Home Loan Bank of Boston short-term advances, net change	(30,000)	5,500
Principal payments on Amortizing FHLB Advance	(2,072)	—
Principal payments on note payable	(28)	(25)
Decrease in finance lease obligation	(62)	(194)
Stock options exercised	53	34
Common stock dividends paid	(2,462)	(2,361)
Net cash provided by (applied to) by financing activities	168,424	(3,113)
Net increase (decrease) in cash and cash equivalents	68,456	(4,897)
Cash and cash equivalents, beginning of period	26,885	58,445
Cash and cash equivalents, end of period	$95,341	$53,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Supplemental Cash Flow Information:
Cash paid for interest	$4,124	$6,805
Cash paid for income taxes	1,805	1,593
Non-cash transfers:
Finance Lease obligations
Adoption of ASU 2016-02 - Other assets	—	1,552
Adoption of ASU 2016-02 - Other liabilities	—	(1,552)

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks and Uncertainties

The outbreak of the COVID-19 pandemic ("virus” or "COVID-19”) has adversely impacted a broad range of industries in which the Bank's customers operate and could impair their ability to fulfill their financial obligations to the Bank. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Bank operates. Salisbury proactively implemented many operational changes in March 2020 to protect its employees and customers, which included the closing of the lobbies of its branches to customers, implementing banking by appointment and requiring employees to work remotely or from different locations. Salisbury has experienced neither a significant interruption in service provided to its customers nor a material decline in business activity as a result of the virus. On July 8, 2020, Salisbury reopened its branches to customers.

The Coronavirus Aid, Relief and Economic Security("CARES”) Act was signed into law on March 27, 2020 as a legislative economic stimulus package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to small businesses. While the states in the Bank's market area have begun a phased reopening, economic conditions have not returned to pre-COVID-19 levels and many businesses remain closed or are operating at reduced capacity. A resurgence of the virus may cause the states in the Bank's market area to close businesses again. If this were to happen, the Bank could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact that the virus and an economic shutdown will have on Salisbury's operations, Salisbury is disclosing the material items of which it is currently aware.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company. In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarified or addressed specific issues about certain aspects of the amendments in ASU 2016-13. The amendments in ASU 2019-11 clarified the following: (1) The allowance for credit losses for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cashflows after acquisition; (2) Transition relief will be provided by permitting entities an accounting policy election to adjust the effective interest rate on existing troubled debt restructurings using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring; (3) Disclosure relief will be extended for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis; (4) An entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient. The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. Upon adoption, Salisbury will apply the standards' provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. Salisbury anticipates that the adoption of ASU 2016-13 and related updates will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses. Salisbury has engaged a third-party software vendor to model the allowance for loan losses in conformance with this ASU. Salisbury will continue to refine this model and assess the impact to its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU is intended to allow companies to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The FASB is researching whether similar amendments should be considered for other entities, including public business entities. ASU 2017-04 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019 and interim periods within those years. Entities should apply the guidance prospectively. On January 1, 2020, the Bank adopted the new standard, which did not have a material impact on Salisbury's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. On January, 1, 2020, the Bank adopted the new standard, which only revised disclosure requirements and did not have a material impact on Salisbury's Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting or Income Taxes.” The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:1. Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this Update also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. 2. Requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years; early adoption is permitted. Salisbury is currently evaluating the provisions of ASU 2019-12 to determine the potential impact the new standard will have on Salisbury's Consolidated Financial Statements.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. Under current generally accepted accounting principles, entities amortize the premium on purchased callable debt securities to the earliest call date. If a callable debt security contains additional future call dates, entities should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess or premium should be amortized to the next call date. This ASU clarifies that the next call date is the first date when a call option at a specified price becomes exercisable. Once that date has passed, the next call date is when the next call option at a specified price becomes exercisable, if applicable. If there is no remaining premium or if there are no further call dates, the entity shall reset the effective yield using the payment terms of the debt security. ASU 2020-08 is effective for interim and annual reporting periods beginning after December 15, 2020; early adoption is not permitted. ASU 2020-08 is not expected to have a material impact on Salisbury's Consolidated Financial Statements.

Other Regulatory Pronouncements

On March 12, 2020 the Securities and Exchange Commission finalized amendments to the definitions of "accelerated” and "large accelerated filer”. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020 and apply to annual reports due on or after such effective date. Prior to these changes, Salisbury was designated as a "smaller reporting company” and an "accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of Salisbury's most recent second quarter. The rule changed the definition of "accelerated filer” and expands the category of "non-accelerated filer” to include entities with public float of less than $700 million and less than $100 million in annual revenues. Salisbury meets the new definition of non-accelerated filer while continuing to qualify as a "smaller reporting company”, and will no longer be considered an accelerated filer. The categorization of "accelerated” or "large accelerated filer” determines the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Non-accelerated filers also have additional time to file quarterly and annual reports. All public companies are required to obtain and file annual financial statements audits as well as provide management's assertion on the effectiveness of internal controls over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers. As the Bank has total assets exceeding $1.0 billion, it remains subject to the rules of the Federal Deposit Insurance Corporation, which requires an auditor attestation of internal controls over the Bank's regulatory financial reporting. As such, other than additional time provided to file quarterly and annual reports, this amendment to the definition of accelerated filer does not significantly change Salisbury's annual reporting and audit requirements and does not change the auditor's role in the financial statement audit.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
September 30, 2020
Available-for-sale
U.S. Government Agency notes	$5,643	$176	$32	$5,787
Municipal bonds	25,219	1,348	9	26,558
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	35,256	1,288	36	36,508
Collateralized mortgage obligations:
U.S. Government agencies	18,439	598	—	19,037
Corporate bonds	7,750	101	21	7,830
Total securities available-for-sale	$92,307	$3,511	$98	$95,720
CRA mutual fund				$916
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,158	$—	$—	$3,158
(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2019
Available-for-sale
U.S. Government Agency notes	$4,520	$125	$1	$4,644
Municipal bonds	26,562	704	73	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	28,961	420	24	29,357
Collateralized mortgage obligations:
U.S. Government agencies	25,041	468	10	25,499
Corporate bonds	5,000	108	—	5,108
Total securities available-for-sale	$90,084	$1,825	$108	$91,801
CRA mutual fund				$882
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,242	$—	$—	$3,242

Salisbury sold $1.9 million in securities available-for-sale during the three month period ended September 30, 2020 realizing a pre-tax gain of $34 thousand and related tax expense of $7 thousand. Salisbury sold $12.5 million of available-for-sale securities during the nine month period ended September 30, 2020 realizing a pre-tax gain of $216 thousand and a related tax expense of $45 thousand. Salisbury sold $13.7 million in securities available-for-sale during the three month period ended September 30, 2019 realizing a pre-tax loss of $9 thousand and related tax benefit of $2 thousand. Salisbury sold $41.8 million of available-for-sale securities during the nine month period ended September 30, 2019 realizing a pre-tax gain of $263 thousand and a related tax expense of $55 thousand.

The amortized cost, fair value and tax equivalent yield of securities, by maturity, are as follows:

September 30, 2020 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 1 year but within 5 years	$2,496	$2,567	3.48%

Municipal bonds	After 5 year but within 10 years	2,224	2,379	2.85
	After 10 years	22,995	24,179	3.05
	Total	25,219	26,558	3.03
Mortgage-backed securities and Collateralized mortgage obligations	Securities not due at a single maturity date	56,842	58,765	2.15
Corporate bonds	After 5 years but within 10 years	7,750	7,830	5.20
Securities available-for-sale		$92,307	$95,720	2.68%

(1)	Yield is based on amortized cost.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$1,561	$31	$75	$1	$1,636	$32
Municipal bonds	2,194	9	—	—	2,194	9
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	6,729	35	65	1	6,794	36
Corporate bonds	1,479	21	—	—	1,479	21
Total temporarily impaired securities	$11,963	$96	$140	$2	$12,103	$98

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$—	$—	$195	$1	$195	$1
Municipal bonds	6,273	73	—	—	6,273	73
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	5,781	22	704	2	6,485	24
Collateralized mortgage obligations:
U.S. Government Agencies	1,438	10	—	—	1,438	10
Total temporarily impaired securities	$13,492	$105	$899	$3	$14,391	$108

Salisbury evaluates securities for other-than-temporary impairment ("OTTI”) where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers whether it has the intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2020.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Six securities had unrealized losses at September 30, 2020, which approximated 1.94% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2020.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Three securities had unrealized losses at September 30, 2020, which approximated 0.43% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2020.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Nine securities had unrealized losses at September 30, 2020, which approximated 0.53% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Two securities had unrealized losses at September 30, 2020, which approximated 1.38% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2020

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of September 30, 2020. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Residential 1-4 family	$352,547	$346,299
Residential 5+ multifamily	35,880	35,455
Construction of residential 1-4 family	11,899	11,889
Home equity lines of credit	28,895	33,798
Residential real estate	429,221	427,441
Commercial	308,725	289,795
Construction of commercial	24,687	8,466
Commercial real estate	333,412	298,261
Farm land	3,295	3,641
Vacant land	13,694	7,893
Real estate secured	779,622	737,236
Commercial and industrial (1)	237,448	169,411
Municipal	20,797	21,914
Consumer	7,686	6,385
Loans receivable, gross	1,045,553	934,946
Deferred loan origination (fees) and costs, net	(959)	1,362
Loans receivable, gross	$1,044,594	$936,308
Allowance for loan losses	(13,001)	(8,895)
Loans receivable, net	$1,031,593	$927,413
Loans held-for-sale
Residential 1-4 family	$2,761	$332
(1)	Commercial and industrial balance as of September 30, 2020 includes $99.9 million of Paycheck Protection Program loans.

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

At September 30, 2020 and December 31, 2019, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $62.7 million and $67.0 million, respectively.

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

Salisbury's commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges from the economic downturn caused by the COVID-19 virus pandemic ("virus”). Approximately 38% of the Bank's commercial gross loans receivable are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 15% of the Bank's gross commercial loan receivables is to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of gross commercial loan receivables is to educational institutions and approximately 5% of Salisbury's gross commercial loan receivables is to entertainment and recreation related businesses, which include a ski resort, bowling alleys and amusement parks. Salisbury's commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration ("SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors. The duration of the economic shutdown and the time required for businesses to recover may adversely affect the ability of some borrowers to make timely loan payments. During such economic shutdown and recovery, the Bank may experience higher loan payment delinquencies and higher loan charge-offs, which could warrant increased provisions for loan losses.

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

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank's loan portfolio is examined periodically by its regulatory agencies, the Federal Deposit Insurance Corporation ("FDIC”) and the Connecticut Department of Banking ("CTDOB”).

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2020
Residential 1-4 family	$342,812	$5,846	$3,889	$—	$—	$352,547
Residential 5+ multifamily	34,082	93	1,705	—	—	35,880
Construction of residential 1-4 family	11,899	—	—	—	—	11,899
Home equity lines of credit	28,304	358	233	—	—	28,895
Residential real estate	417,097	6,297	5,827	—	—	429,221
Commercial	292,298	2,207	14,149	71	—	308,725
Construction of commercial	24,455	—	232	—	—	24,687
Commercial real estate	316,753	2,207	14,381	71	—	333,412
Farm land	1,624	—	1,671	—	—	3,295
Vacant land	13,604	52	38	—	—	13,694
Real estate secured	749,078	8,556	21,917	71	—	779,622
Commercial and industrial	235,135	1,259	694	360	—	237,448
Municipal	20,797	—	—	—	—	20,797
Consumer	7,655	1	30	—	—	7,686
Loans receivable, gross	$1,012,665	$9,816	$22,641	$431	$—	$1,045,553
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31 , 2019
Residential 1-4 family	$337,302	$4,278	$4,719	$—	$—	$346,299
Residential 5+ multifamily	33,619	99	1,737	—	—	35,455
Construction of residential 1-4 family	11,889	—	—	—	—	11,889
Home equity lines of credit	33,381	312	105	—	—	33,798
Residential real estate	416,191	4,689	6,561	—	—	427,441
Commercial	271,708	10,964	7,052	71	—	289,795
Construction of commercial	8,225	—	241	—	—	8,466
Commercial real estate	279,933	10,964	7,293	71	—	298,261
Farm land	1,934	—	1,707	—	—	3,641
Vacant land	7,834	59	—	—	—	7,893
Real estate secured	705,892	15,712	15,561	71	—	737,236
Commercial and industrial	167,458	443	1,510	—	—	169,411
Municipal	21,914	—	—	—	—	21,914
Consumer	6,344	3	38	—	—	6,385
Loans receivable, gross	$901,608	$16,158	$17,109	$71	$—	$934,946

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
September 30, 2020
Residential 1-4 family	$351,642	$122	$440	$257	$86	$905	$—	$1,353
Residential 5+ multifamily	35,019	—	—	—	861	861	—	861
Construction of residential 1-4 family	11,899	—	—	—	—	—	—	—
Home equity lines of credit	28,611	29	46	71	138	284	—	233
Residential real estate	427,171	151	486	328	1,085	2,050	—	2,447
Commercial	307,209	864	147	—	505	1,516	—	1,262
Construction of commercial	24,687	—	—	—	—	—	—	—
Commercial real estate	331,896	864	147	—	505	1,516	—	1,262
Farm land	3,134	161	—	—	—	161	—	166
Vacant land	13,694	—	—	—	—	—	—	38
Real estate secured	775,895	1,176	633	328	1,590	3,727	—	3,913
Commercial and industrial	236,790	250	—	300	108	658	11	757
Municipal	20,797	—	—	—	—	—	—	—
Consumer	7,637	49	—	—	—	49	—	—
Loans receivable, gross	$1,041,119	$1,475	$633	$628	$1,698	$4,434	$11	$4,670

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2019
Residential 1-4 family	$344,085	$971	$351	$200	$692	$2,214	$—	$1,551
Residential 5+ multifamily	34,594	—	—	—	861	861	—	861
Construction of residential 1-4 family	11,889	—	—	—	—	—	—	—
Home equity lines of credit	33,522	152	46	—	78	276	—	105
Residential real estate	424,090	1,123	397	200	1,631	3,351	—	2,517
Commercial	289,103	336	141	71	144	692	—	914
Construction of commercial	8,466	—	—	—	—	—	—	—
Commercial real estate	297,569	336	141	71	144	692	—	914
Farm land	3,461	180	—	—	—	180	—	186
Vacant land	7,852	—	41	—	—	41	—	—
Real estate secured	732,972	1,639	579	271	1,775	4,264	—	3,617
Commercial and industrial	169,262	2	146	1	—	149	1	—
Municipal	21,914	—	—	—	—	—	—	—
Consumer	6,382	—	1	2	—	3	2	—
Loans receivable, gross	$930,530	$1,641	$726	$274	$1,775	$4,416	$3	$3,617

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings are as follows:

	For the three months ending September 30, 2020			For the three months ending September 30, 2019
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$180	$180	1	$791	$791
Commercial real estate	—	—	—	1	274	274
Consumer	—	—	—	—	—	—
Troubled debt restructurings	1	$180	$180	2	$1,065	$1,065
Interest only payments to sell property	—	$—	$—	1	$791	$791
Rate reduction	—	—	—	—	—	—
Modification and Rate reduction	—	—	—	—	—	—
Workout refinance. Extension of new funds to pay outstanding taxes	—	—	—	—	—	—
Modification and term extension	1	180	180	1	274	274
Troubled debt restructurings	1	$180	$180	2	$1,065	$1,065

	For the nine months ending September 30, 2020			For the nine months ending September 30, 2019
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$180	$180	3	$1,400	$1,400
Commercial real estate	1	133	133	1	274	274
Consumer	—	—	—	1	42	42
Troubled debt restructurings	2	$313	$313	5	$1,716	$1,716
Interest only payments to sell property	—	$—	$—	1	$791	$791
Rate reduction	—	—	—	—	—	—
Modification and Rate reduction	—	—	—	3	651	651
Workout refinance. Extension of new funds to pay outstanding taxes	1	133	133	—	—	—
Modification and term extension	1	180	180	1	274	274
Troubled debt restructurings	2	$313	$313	5	$1,716	$1,716

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended September 30, 2020					Three months ended September 30, 2019
(in thousands)	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$3,048	$69	$(11)	$1	$3,107	$2,074	$175	$(31)	$1	$2,219
Residential 5+ multifamily	589	14	—	—	603	495	(5)	—	—	490
Construction of residential 1-4 family	87	10	—	—	97	79	4	—	—	83
Home equity lines of credit	283	(8)	—	—	275	224	(11)	—	—	213
Residential real estate	4,007	85	(11)	1	4,082	2,872	163	(31)	1	3,005
Commercial	5,160	317	(14)	1	5,464	3,777	(149)	(20)	—	3,608
Construction of commercial	205	195	—	—	400	127	23	—	—	150
Commercial real estate	5,365	512	(14)	1	5,864	3,904	(126)	(20)	—	3,758
Farm land	60	5	—	—	65	47	—	—	—	47
Vacant land	182	(11)	—	—	171	89	(14)	—	—	75
Real estate secured	9,614	591	(25)	2	10,182	6,912	23	(51)	1	6,885
Commercial and industrial	1,515	(44)	—	1	1,472	1,176	74	(97)	14	1,167
Municipal	36	5	—	—	41	30	17	—	—	47
Consumer	74	40	(41)	7	80	81	(26)	(5)	3	53
Unallocated	1,132	94	—	—	1,226	688	6	—	—	694
Totals	$12,371	$686	$(66)	$10	$13,001	$8,887	$94	$(153)	$18	$8,846

	Nine months ended September 30, 2020					Nine months ended September 30, 2019
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Acquisition Discount Transfer	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,393	$716	$(11)	$9	$3,107	$2,149	$10	$90	$(32)	$2	$2,219
Residential 5+ multifamily	446	199	(42)	—	603	413	—	77	—	—	490
Construction of residential 1-4 family	75	22	—	—	97	83	—	—	—	—	83
Home equity lines of credit	197	78	—	—	275	219	1	(7)	—	—	213
Residential real estate	3,111	1,015	(53)	9	4,082	2,864	11	160	(32)	2	3,005
Commercial	3,742	1,719	(17)	20	5,464	3,048	488	114	(44)	2	3,608
Construction of commercial	104	296	—	—	400	122	—	28	—	—	150
Commercial real estate	3,846	2,015	(17)	20	5,864	3,170	488	142	(44)	2	3,758
Farm land	47	18	—	—	65	33	—	14	—	—	47
Vacant land	71	100	—	—	171	100	—	(25)	—	—	75
Real estate secured	7,075	3,148	(70)	29	10,182	6,167	499	291	(76)	4	6,885
Commercial and industrial	1,145	326	—	1	1,472	1,158	164	(54)	(146)	45	1,167
Municipal	46	(5)	—	—	41	12	—	35	—	—	47
Consumer	60	72	(66)	14	80	56	—	11	(29)	15	53
Unallocated	569	657	—	—	1,226	438	—	256	—	—	694
Totals	$8,895	$4,198	$(136)	$44	$13,001	$7,831	$663	$539	$(251)	$64	$8,846

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2020
Residential 1-4 family	$347,701	$2,724	$4,846	$383	$352,547	$3,107
Residential 5+ multifamily	34,913	603	967	—	35,880	603
Construction of residential 1-4 family	11,899	97	—	—	11,899	97
Home equity lines of credit	28,662	261	233	14	28,895	275
Residential real estate	423,175	3,685	6,046	397	429,221	4,082
Commercial	304,328	5,194	4,397	270	308,725	5,464
Construction of commercial	24,687	400	—	—	24,687	400
Commercial real estate	329,015	5,594	4,397	270	333,412	5,864
Farm land	3,129	65	166	—	3,295	65
Vacant land	13,524	168	170	3	13,694	171
Real estate secured	768,843	9,512	10,779	670	779,622	10,182
Commercial and industrial	236,572	1,092	876	380	237,448	1,472
Municipal	20,797	41	—	—	20,797	41
Consumer	7,656	62	30	18	7,686	80
Unallocated allowance	—	1,226	—	—	—	1,226
Totals	$1,033,868	$11,933	$11,685	$1,068	$1,045,553	$13,001

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2019
Residential 1-4 family	$340,847	$2,117	$5,452	$276	$346,299	$2,393
Residential 5+ multifamily	34,478	446	977	—	35,455	446
Construction of residential 1-4 family	11,889	75	—	—	11,889	75
Home equity lines of credit	33,693	197	105	—	33,798	197
Residential real estate	420,907	2,835	6,534	276	427,441	3,111
Commercial	285,462	3,333	4,333	409	289,795	3,742
Construction of commercial	8,466	104	—	—	8,466	104
Commercial real estate	293,928	3,437	4,333	409	298,261	3,846
Farm land	3,455	47	186	—	3,641	47
Vacant land	7,713	66	180	5	7,893	71
Real estate secured	726,003	6,385	11,233	690	737,236	7,075
Commercial and industrial	169,285	1,143	126	2	169,411	1,145
Municipal	21,914	46	—	—	21,914	46
Consumer	6,349	59	36	1	6,385	60
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

September 30, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,018,802	$9,702	$—	$—	$1,018,802	$9,702
Potential problem loans [1]	15,066	1,005	—	—	15,066	1,005
Impaired loans	—	—	11,685	1,068	11,685	1,068
Unallocated allowance	—	1,226	—	—	—	1,226
Totals	$1,033,868	$11,933	$11,685	$1,068	$1,045,553	$13,001

December 31, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$913,648	$7,251	$—	$—	$913,648	$7,251
Potential problem loans [1]	9,903	382	—	—	9,903	382
Impaired loans	—	—	11,395	693	11,395	693
Unallocated allowance	—	569	—	—	—	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
September 30, 2020
Residential	$3,854	$3,972	$4,034	$383	$67	$1,959	$2,335	$1,912	$20
Home equity lines of credit	75	75	77	14	—	158	507	111	1
Residential real estate	3,929	4,047	4,111	397	67	2,117	2,842	2,023	21
Commercial	3,099	3,148	3,401	270	104	1,298	1,940	978	31
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	166	322	177	—
Vacant land	38	40	40	3	—	132	148	136	7
Real estate secured	7,066	7,235	7,552	670	171	3,713	5,252	3,314	59
Commercial and industrial	824	827	422	380	3	52	205	59	2
Consumer	30	30	33	18	1	—	—	—	—
Totals	$7,920	$8,092	$8,007	$1,068	$175	$3,765	$5,457	$3,373	$61

Note: The income recognized is for the nine month period ended September 30, 2020.

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2019:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Book	Note	Average	Specific allowance	Income recognized	Book	Note	Average	Income recognized
December 31, 2019
Residential	$4,111	$4,190	$3,725	$276	$162	$2,318	$3,081	$2,940	$52
Home equity lines of credit	—	—	52	—	—	105	450	391	—
Residential real estate	4,111	4,190	3,777	276	162	2,423	3,531	3,331	52
Commercial	3,309	3,335	2,574	409	90	1,024	1,733	1,747	54
Construction of commercial	—	—	77	—	—	—	—	39	—
Farm land	—	—	—	—	—	186	329	203	—
Vacant land	41	41	42	5	3	139	157	143	10
Real estate secured	7,461	7,566	6,470	690	255	3,772	5,750	5,463	116
Commercial and industrial	93	97	16	2	4	33	188	265	4
Consumer	36	36	21	1	—	—	—	3	—
Totals	$7,590	$7,699	$6,507	$693	$259	$3,805	$5,938	$5,731	$120

NOTE 4 - LEASES

The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank's consolidated balance sheet as of September 30, 2020 and December 31, 2019 and consolidated income statements for the nine months and three months ended September 30, 2020 and 2019.

($ in thousands, except lease term and discount rate)	Classification	September 30, 2020	December 31, 2019
Assets
Operating	Other assets	$1,235	$1,360
Finance	Bank premises and equipment [1]	1,427	1,503
Total Leased Assets		$2,662	$2,863
Liabilities
Operating	Other liabilities	$1,213	$1,360
Finance	Finance lease	1,685	1,718
Total lease liabilities		$2,898	$3,078
[1] Net of accumulated depreciation of $370 thousand and $294 thousand, respectively.

Lease cost	Classification	Nine months ended September 30, 2020	Three months ended September 30, 2020
Operating leases	Premises and equipment	$188	$64
Finance leases:
Amortization of leased assets	Premises and equipment	76	25
Interest on finance leases	Interest expense	107	36
Total lease cost		$371	$125

Lease cost	Classification	Nine months ended September 30, 2019	Three months ended September 30, 2019
Operating leases	Premises and equipment	$193	$70
Finance leases:
Amortization of leased assets	Premises and equipment	174	54
Interest on finance leases	Interest expense	135	43
Total lease cost		$502	$167

Weighted Average Remaining Lease Term	September 30, 2020	December 31, 2019
Operating leases	8.0 years	8.2 years
Financing leases	14.7 years	15.1 years
Weighted Average Discount Rate[1]
Operating leases	3.73%	3.70%
Financing leases	8.38%	8.41%
[1] Salisbury uses the FHLB five-year Advance rate as the discount rate, as our leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of September 30, 2020.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2020	$64	$47
2021	250	192
2022	199	195
2023	148	197
2024	129	200
Thereafter	623	1,980
Total future minimum lease payments	1,413	2,811
Less amount representing interest	(200)	(1,126)
Total present value of net future minimum lease payments	$1,213	$1,685

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	September 30, 2020	December 31, 2019
Residential mortgage loans serviced for others	$130,304	$106,255
Fair value of mortgage servicing rights	714	813

Changes in mortgage servicing rights are as follows:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2020	2019	2020	2019
Mortgage Servicing Rights
Balance, beginning of period	$353	$209	$238	$228
Originated	270	21	413	25
Amortization (1)	(56)	(13)	(84)	(36)
Balance, end of period	$567	$217	$567	$217
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

(in thousands)	September 30, 2020	December 31, 2019
Securities available-for-sale (at fair value)	$61,542	$52,845
Loans receivable (at book value)	427,828	434,329
Total pledged assets	$489,370	$487,174

At September 30, 2020, securities were pledged as follows: $46.86 million to secure public deposits, $14.66 million to secure repurchase agreements and $0.02 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 7 - DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

Salisbury is exposed to certain risk arising from both its business operations and economic conditions. The Bank principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Bank manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Bank enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Bank uses derivative financial instruments to manage differences in the amount, timing, and duration of the Bank's known or expected cash receipts and its known or expected cash payments principally related to its portfolio of loans to first-time home buyers.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain pools of its pre-payable fixed-rate assets due to changes in benchmark interest rates. Salisbury uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, Federal Funds. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for Salisbury receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of September 30, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Loans receivable(1)	$10,003	$—	$3	$—
Total	$10,003	$—	$3	$—

(1) These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $52.8 million; the cumulative basis adjustment associated with these hedging relationships was $3 thousand; and the amount of the designated hedged item was $10.0 million. Salisbury did not use derivatives as a fair value hedge prior to third quarter 2020.

The table below presents the fair value of Salisbury's derivative financial instrument and its classification on the Balance Sheet as of September 30, 2020. Salisbury did not use derivative financial instruments prior to third quarter 2020.

	As of September 30, 2020
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other liabilities	$3
Total Derivatives designated as hedge instruments			$3

The table below presents the effect of the Company's derivative financial instruments on the Income Statement as of September 30, 2020. Salisbury did not use derivative financial instruments prior to third quarter 2020.

	Three months ended September 30, 2020
(in thousands)	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or
cash flow hedges are recorded	$—	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	3	—
Derivatives designated as hedging instruments	$(3)	$—

Credit-Risk Related Contingent Features

Salisbury has an agreement with its derivative counterparty that contains a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations.

The agreement also contains a provision where if the Bank fails to maintain its status as a well / adequate capitalized institution, then Salisbury could be required to post cash or certain marketable securities issued by the U.S. Treasury or U.S. Government-sponsored enterprises as collateral. The minimum amount that Salisbury would have to post as collateral is $250 thousand.

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3 thousand. As of September 30, 2020, Salisbury has not posted any collateral related to these agreements. If Salisbury had breached any of these provisions at September 30, 2020, the Bank could have been required to settle its obligations under the agreements at their termination value of $3 thousand.

NOTE 8 - EARNINGS PER SHARE

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share data)	2020	2019	2020	2019
Net income	$4,356	$2,988	$9,137	$8,126
Less: Undistributed earnings allocated to participating securities	(67)	(48)	(131)	(110)
Net income allocated to common stock	$4,288	$2,940	$9,006	$8,016
Weighted-average common shares issued	2,843	2,823	2,835	2,815
Less: Unvested restricted stock awards	(44)	(40)	(41)	(34)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,799	2,783	2,794	2,781
Add: Dilutive effect of stock options	8	12	8	12
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,807	2,795	2,802	2,793
Earnings per common share (basic)	$1.53	$1.06	$3.22	$2.88
Earnings per common share (diluted)	$1.53	$1.05	$3.21	$2.87

NOTE 9 - SHAREHOLDERS' EQUITY

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

The requirements of the final rules approved by the Federal Reserve Board ("FRB”) and FDIC, include a common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. As of September 30, 2020, the Bank exceeded the regulatory requirement for the capital conservation buffer. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. A bank can be considered "well-capitalized” even if it does not maintain the capital conservation buffer as long as it meets the "well-capitalized” levels set forth below (and provided it is not subject to any written order, agreement, capital directive, etc.). A bank with a capital conservation buffer of at least 2.5% means that it generally will not be subject to certain limitations regarding capital distributions, such as dividend payments, discretionary payments on tier 1 instruments, share buybacks, and certain discretionary bonus payments to executive officers.

The Bank's risk-weighted assets at September 30, 2020 and December 31, 2019 were $916.3 million and $891.0 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital (to risk-weighted assets)	$124,616	13.60%	$73,307	8.0%	$96,216	10.5%	$91,634	10.0%

Tier 1 Capital (to risk-weighted assets)	113,142	12.35	54,980	6.0	77,889	8.5	73,307	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	113,142	12.35	41,235	4.5	64,144	7.0	59,562	6.5

Tier 1 Capital (to average assets)	$113,142	8.93	50,704	4.0	50,704	4.0	63,380	5.0
December 31, 2019
Total Capital (to risk-weighted assets)	$114,421	12.84%	$71,278	8.0%	$93,553	10.5%	$89,098	10.0%

Tier 1 Capital (to risk-weighted assets)	105,430	11.83	53,459	6.0	75,733	8.5	71,278	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	105,430	11.83	40,094	4.5	62,368	7.0	57,914	6.5

Tier 1 Capital (to average assets)	$105,430	9.60	43,944	4.0	$43,944	4.0	$54,930	5.0

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised March 30, 2009, notes that, as a general matter, the Board of Directors of a Bank Holding Company ("BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

NOTE 10 - BENEFITS

Salisbury's 401(k) Plan expense was $229 thousand and $231 thousand, respectively, for the three month periods ended September 30, 2020 and 2019, and $667 thousand and $662 thousand, respectively, for the nine month periods ended September 30, 2020 and 2019. Other post-retirement benefit obligation (credit) expense for endorsement split-dollar life insurance arrangements was $(32) thousand and $21 thousand, respectively, for the three month periods ended September 30, 2020 and 2019, and $7 thousand and $69 thousand, respectively, for the nine month periods ended September 30, 2020 and 2019. A credit was recognized in third quarter 2020 to reflect the payout of insurance proceeds and the corresponding reduction in liability due to the death of a covered former employee.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the ESOP, Salisbury may make discretionary contributions to the ESOP. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury's ESOP expense was $56 thousand and $105 thousand, respectively, for the three month periods ended September 30, 2020 and 2019, and $170 thousand and $207 thousand, respectively, for the nine month periods ended September 30, 2020 and 2019.

Other Retirement Plans

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $33 thousand and $29 thousand, respectively, for the three month periods ended September 30, 2020 and 2019, and $100 thousand and $87 thousand, respectively, for the nine month periods ended September 30, 2020 and 2019.

Grants of Restricted Stock and Options

Restricted stock

Restricted stock expense was $122 thousand and $131 thousand, respectively, for the three month periods ended September 30, 2020 and 2019, and $393 thousand and $348 thousand, respectively for the nine month periods ended September 30, 2020 and 2019. The tax benefit from restricted stock expense was $22 thousand and $24 thousand, respectively for the three month periods ended September 30, 2020 and 2019; and $71 thousand and $63 thousand, respectively for the nine month periods ended September 30, 2020 and 2019. In second quarter 2020, Salisbury granted a total of 14,975 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $536 thousand. In third quarter 2020, Salisbury granted 500 restricted shares with a fair value of approximately $18 thousand at grant date. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of September 30, 2020 and 2019 totaled $906 thousand and $887 thousand, respectively. There were forfeitures of $21 thousand or 500 shares in the third quarter of 2020 and forfeitures of $50 thousand or 1,200 shares for year to date 2020. There were forfeitures of $10 thousand or 250 shares in the third quarter of 2019 and forfeitures of $31 thousand or 710 shares for year to date 2019.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted 6,800 performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan (Phantom). Salisbury will continue to record an expense for the Phantom plan until the final tranche of awards is paid out in January 2021. Salisbury's expense for the Phantom plan was $18 thousand and $84 thousand, respectively, for the three month periods ended September 30, 2020 and 2019, and $101 thousand and $203 thousand, respectively, for the nine month periods ended September 30, 2020 and 2019.

The performance goal for the March 2019 grant under the RSU plan is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and if the performance goals are achieved. In July 2020, the Compensation Committee granted an additional 7,250 units under the RSU plan. The performance goal for this tranche is based on the relative increase in the Bank's tangible book value compared with a pre-determined group of peer banks over the performance period for threshold performance. Vesting will range from 50% of target for achieving threshold performance, to 100% of target for achieving tangible book value growth of at least 50% but less than 55% of the peer group, to 150% of target for achieving in excess of target payout performance and, if the performance goal is achieved. Compensation expense of $80 and $23 thousand was recorded with respect to both tranches of RSUs in the three months ended September 30, 2020 and 2019, respectively, and $127 and $46 thousand for the nine months ended September 30, 2020 and 2019. No performance-based restricted stock units were awarded prior to March 29, 2019.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the second and third quarters 2020, there were no stock options exercised and year to date 2020, 1,755 stock options were exercised at $17.04 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury. Also, in the first quarter of 2020, a former Riverside employee exercised 1,350 stock options at $17.04 per share. In the first and third quarters of 2019 there were no stock options exercised. In the second quarter 2019, there were 2,025 stock options exercised at $17.04, by one employee. In the first quarter 2018, 1,350 stock options were exercised at $31.11 per share by one former Riverside Bank executive, who is currently a Named Executive Officer of Salisbury.

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

Salisbury adopted ASC 820-10, "Fair Value Measurement - Overall,” which provides a framework for measuring fair value under generally accepted accounting principles. In accordance with ASC 820-10, Salisbury groups its financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information ("inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities. Currently, Salisbury uses an interest rate swap to manage its interest rate risk. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Salisbury incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine-month period ended September 30, 2020.

Assets and liabilities measured at fair value are as follows:

	Fair Value Measurements Using			Assets and
(in thousands)	Level 1	Level 2	Level 3	liabilities at
				fair value
September 30, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$5,787	$—	$5,787
Municipal bonds	—	26,558	—	26,558
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	36,508	—	36,508
Collateralized mortgage obligations:
U.S. Government agencies	—	19,037	—	19,037
Corporate bonds	—	7,830	—	7,830
Securities available-for-sale	$—	$95,720	$—	$95,720
CRA mutual funds	916	—	—	916
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$2,010	$2,010
Other real estate owned	$—	$—	$—	$—
Liabilities at fair value on a recurring basis
Derivative financial instruments	$—	$3	$—	$3
December 31, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$4,644	$—	$4,644
Municipal bonds	—	27,193	—	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	29,357	—	29,357
Collateralized mortgage obligations:
U.S. Government agencies	—	25,499	—	25,499
Corporate bonds	—	5,108	—	5,108
Securities available-for-sale	$—	$91,801	$—	$91,801
CRA mutual funds	882	—	—	882
Assets at fair value on a non-recurring basis
Collateral dependent impaired loans	$—	$—	$1,593	$1,593
Other real estate owned	$—	$—	$314	$314

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets
Cash and cash equivalents	$95,341	$95,341	$95,341	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	95,720	95,720	—	95,720	—
CRA mutual fund	916	916	916	—	—
Federal Home Loan Bank of Boston stock	3,158	3,158	3,158	—	—
Loans held-for-sale	2,761	2,802	—	—	2,802
Loans receivable, net	1,031,593	1,058,564	—	—	1,058,564
Accrued interest receivable	6,055	6,055	6,055	—	—
Cash surrender value of life insurance policies	17,572	17,572	17,572	—	—
Financial Liabilities
Demand (non-interest-bearing)	$313,742	$313,742	$—	$313,742	$—
Demand (interest-bearing)	201,760	201,760	—	201,760	—
Money market	270,097	270,097	—	270,097	—
Savings and other	181,691	181,691	—	181,691	—
Certificates of deposit	127,851	129,311	—	129,311	—
Deposits	1,095,141	1,096,601	—	1,096,601	—
Repurchase agreements	10,885	10,885	—	10,885	—
FHLBB advances	43,880	44,099	—	44,099	—
Subordinated debt	9,877	9,965	9,965	—	—
Note payable	218	222	—	222	—
Finance lease liability	1,685	1,868	—	—	1,868
Accrued interest payable	210	210	210	—	—
Derivative financial instruments	3	3	—	3	—
December 31, 2019
Financial Assets
Cash and cash equivalents	$26,885	$26,885	$26,885	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	91,801	91,801	—	91,801	—
CRA mutual fund	882	882	882	—	—
Federal Home Loan Bank of Boston stock	3,242	3,242	3,242	—	—
Loans held-for-sale	332	334	—	—	334
Loans receivable, net	927,413	933,287	—	—	933,287
Accrued interest receivable	3,415	3,415	3,415	—	—
Cash surrender value of life insurance policies	20,580	20,580	20,580	—	—
Financial Liabilities
Demand (non-interest-bearing)	$237,852	$237,852	$—	$237,852	$—
Demand (interest-bearing)	153,314	153,314	—	153,314	—
Money market	239,504	239,504	—	239,504	—
Savings and other	161,112	161,112	—	161,112	—
Certificates of deposit	127,724	128,629	—	128,629	—
Deposits	919,506	920,411	—	920,411	—
Repurchase agreements	8,530	8,530	—	8,530	—
FHLBB advances	50,887	51,028	—	51,028	—
Subordinated debt	9,859	10,113	10,113	—	—
Note payable	246	251	—	251	—
Finance lease liability	1,718	1,967	—	—	1,967
Accrued interest payable	78	78	78	—	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 12 - SUBSEQUENT EVENTS

On October 30, 2020 the Board of Directors declared a dividend of $0.29 per common share payable on November 27, 2020 to shareholders of record as of November 13, 2020.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. ("Salisbury” or the "Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2019. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the "SEC”).

BUSINESS

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's common stock is traded on the NASDAQ Capital Market under the symbol "SAL.” Salisbury's principal business consists of its operation and control of the business of the Bank.

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

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the "Provision and Allowance for Loan Losses” section of Management's Discussion and Analysis.

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

Available-For-Sale Securities

Management evaluates securities for OTTI giving consideration to the extent to which the fair value has been less than cost, estimates of future cash flows, delinquencies and default severity, and the intent and ability of Salisbury to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The consideration of the above factors is subjective and involves estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

Derivative Instruments and Hedging Activities

Salisbury records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Bank has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Salisbury may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Bank elects not to apply hedge accounting.

In accordance with the FASB's fair value measurement guidance, Salisbury made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

FINANCIAL CONDITION

Impact of COVID-19 Virus

COVID-19 has placed significant health and economic pressure on the communities the Bank serves, the State of Connecticut, the United States and other countries. In response, the Bank has proactively implemented several steps such as those set forth below to support the safety and well-being of its employees and customers, which procedures continue through the date of this Report:

•	The Bank is practicing social distancing following the guidelines of the Center for Disease Control and requires or encourages many of its employees to work from home or from alternate locations.
•	On July 8, 2020, the lobbies to the Bank's branches reopened to customers, and banking is also available to customers by appointment.
•	The Bank continues to leverage the drive-up windows in twelve of its fourteen branches as well as its electronic banking platform to continue to serve customers.

Salisbury will continue to adjust its operating model as the circumstances surrounding the pandemic continue to evolve.

Securities and Short Term Funds

During the first nine months of 2020, securities available-for-sale increased $3.9 million to $95.7 million at September 30, 2020. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $68.5 million to $95.3 million at September 30, 2020.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at September 30, 2020.

Loans

Net loans receivable of $1,031.6 million at September 30, 2020, increased $104.2 million compared from $927.4 million at December 31, 2019. The increase primarily reflected PPP loan balances of $97.6 million, net of deferred fees as well as growth in commercial real estate loans. Salisbury’s residential loans receivable balance increased approximately $1.8 million from year end 2019. The overall increase in net loans receivable was partly offset by a $4.2 million increase in the allowance for loan losses, which primarily reflected the uncertainty surrounding the impact of COVID-19, as well as loan growth during the period.

Despite the minimal growth in the residential loan balance from year end 2019, Salisbury experienced significant residential mortgage activity both as purchasers relocated from the New York metropolitan area to less populated communities in response to COVID-19, and as a result of the attractive mortgage interest rate environment, which precipitated refinance activity. During the third quarter 2020, Salisbury originated $45.5 million of residential mortgage loans, including refinance activity, compared to $14.5 million of loans during third quarter 2019. For the nine month period ended September 30, 2020, Salisbury originated $106.6 million of residential mortgage loans, including refinance activity, compared with $38.7 million of loans during the comparable period of 2019. Salisbury manages the Bank’s interest rate risk in part by selling fixed rate residential loans to FHLB Boston. During the third quarter 2020, Salisbury sold approximately $26.6 million of residential mortgage loans to FHLB Boston compared with $5.6 million in third quarter 2019. For the nine month period ended September 30, 2020 and September 30, 2019, Salisbury sold approximately $44.4 million and $6.1 million of residential mortgage loans, respectively, to FHLB Boston.

Asset Quality

During the first nine months of 2020, non-performing assets increased $0.8 million to $4.7 million, or 0.36% of gross loans receivable, at September 30, 2020 from $3.9 million, or 0.35% of gross loans receivable, at December 31, 2019. During the first nine months of 2020, total impaired and potential problem loans increased by $5.5 million to $26.8 million, or 2.56% of gross loans receivable, at September 30, 2020, from $21.3 million, or 2.28% of gross loans receivable, at December 31, 2019.

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

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus. The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings ("TDRs”).  CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied this guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis.

As of September 30, 2020, 21 residential and consumer loans ($7 million loan balances) and 37 commercial loans ($56 million loan balances) were granted payment deferrals. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower's final payment along with the deferred principal. The CARES Act provides emergency economic relief to individuals and businesses impacted by the virus. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP”).  As a qualified SBA lender, the Bank was automatically qualified to originate loans under the PPP. Salisbury processed 932 PPP loans for a principal balance of approximately $100 million primarily for existing customers. The expected forgiveness amount is the amount of loan principal the lender reasonably expects the borrower to spend on payroll costs, mortgage interest, rent and utilities during the covered period after the loans are funded. On June 5, 2020 the Paycheck Protection Program Flexibility Act ("PPPFA”) was signed into law. The PPPFA increased the covered period from eight weeks to twenty four weeks, reduced the portion of the loan that must be spent on payroll costs from 75% to 60% and extended the term of loans that are not forgiven from two years to five years. For PPP loans originated prior to June 5, 2020, borrowers and lenders may mutually agree to increase the loan term to five years. The vast majority of PPP loans processed by Salisbury have a two year term. Management funded these short-term loans through a combination of deposits, short-term Federal Home Loan Bank ("FHLB”) advances, and brokered deposits. Salisbury did not participate in the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF”). As of September 30, 2020, Salisbury submitted twenty PPP loan forgiveness applications (loan balance of $0.4 million) to the SBA. Upon receipt of a forgiveness application, the SBA will have ninety days to review the application. Thus, the duration of the SBA's review process will impact the amount of fee income that Salisbury will recognize in fiscal year 2020. The Bank is permitted to accelerate the recognition of deferred fee income on forgiven loans.

Past Due Loans

Loans past due 30 days or more increased $18 thousand for the nine months ended September 30, 2020 to $4.4 million, or 0.42% of gross loans receivable compared with $4.4 million, or 0.47% of gross loans receivable at December 31, 2019.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Past due 30-59 days	$1,100	$1,351
Past due 60-89 days	538	726
Past due 90-179 days	—	3
Past due 180 days and over	11	—
Accruing loans	1,649	2,080
Past due 30-59 days	375	290
Past due 60-89 days	95	—
Past due 90-179 days	628	271
Past due 180 days and over	1,687	1,775
Non-accrual loans	2,785	2,336
Total loans past due 30 days or greater	$4,434	$4,416

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
34

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans, excluding troubled debt restructured loans	$2,996	$2,604
Non-accrual troubled debt restructured loans	1,674	1,013
Accruing troubled debt restructured loans	7,015	7,778
Total impaired loans	$11,685	$11,395

Non-Performing Assets

Non-performing assets increased $0.8 million to $4.7 million, or 0.36% of assets for the nine months ended September 30, 2020, from $3.9 million, or 0.35% of assets at December 31, 2019 and decreased $1.0 million from $5.7 million, or 0.50% of assets at September 30, 2019.

The 19.0% increase in non-performing assets in the first nine months 2020 resulted primarily from: $2.2 million of loans placed on non-accrual, offset by the sale of $0.8 million of loans, $0.3 million of loans returned to accrual status, $0.1 million of loan payoffs and the sale of $0.3 million of OREO.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Residential 1-4 family	$1,353	$1,551
Residential 5+ multifamily	861	861
Home equity lines of credit	233	105
Commercial	1,262	914
Farm land	166	186
Vacant land	38	—
Real estate secured	3,913	3,617
Commercial and industrial	757	—
Non-accruing loans	4,670	3,617
Accruing loans past due 90 days and over	11	3
Non-performing loans	4,681	3,620
Other Real Estate Owned (OREO)	—	314
Non-performing assets	$4,681	$3,934

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Current	$1,885	$1,281
Past due 30-59 days	375	290
Past due 60-89 days	95	—
Past due 90-179 days	628	274
Past due 180 days and over	1,698	1,775
Total non-performing loans	$4,681	$3,620

At September 30, 2020, 40.26% of non-performing loans were current with respect to loan payments, compared with 35.39% at December 31, 2019.

Total Outstanding Troubled Debt Restructured Loans

Total outstanding troubled debt restructured loans decreased slightly during first nine months of 2020 to $8.7 million, or 0.83% of gross loans receivable at September 30, 2020, compared to $8.8 million, or 0.94% of gross loans receivable at December 31, 2019.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Residential 1-4 family	$3,494	$3,901
Residential 5+ multifamily	105	116
Personal	30	36
Vacant land	132	180
Commercial	3,135	3,419
Real estate secured	6,896	7,652
Commercial and industrial	119	126
Accruing troubled debt restructured loans	7,015	7,778
Residential 1-4 family	506	152
Residential 5+ multifamily	861	861
Vacant land	38	—
Commercial	269	—
Real estate secured	1,674	1,013
Non-accrual troubled debt restructured loans	1,674	1,013
Troubled debt restructured loans	$8,689	$8,791

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Current	$6,728	$7,227
Past due 30-59 days	248	470
Past due 60-89 days	39	81
Accruing troubled debt restructured loans	7,015	7,778
Current	543	19
Past due 90-179 days	—	133
Past due 180 days and over	1,131	861
Non-accrual troubled debt restructured loans	1,674	1,013
Total troubled debt restructured loans	$8,689	$8,791

At September 30, 2020, 83.68% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.43% at December 31, 2019.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $5.2 million during the first nine months of 2020 to $15.1 million, or 1.44% of gross loans receivable at September 30, 2020, compared with $9.9 million, or 1.06% of gross loans receivable at December 31, 2019. The increase primarily reflected the downgrade of $6.9 million and $0.3 million of commercial and residential 1-4 family loans, respectively, partly offset by the paydown of a commercial line of credit of $0.8 million, the payoff of $0.4 million in residential 1-4 family loans, the upgrade of $0.4 million of residential 1-4 family loans and $0.4 million of commercial and industrial loans placed on non-accrual.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Residential 1-4 family	$1,634	$2,109
Residential 5+ multifamily	738	760
Home equity lines of credit	—	—
Residential real estate	2,372	2,869
Commercial	10,778	3,886
Construction of commercial	232	241
Commercial real estate	11,010	4,127
Farm land	1,505	1,521
Real estate secured	14,887	8,517
Commercial and industrial	178	1,384
Consumer	1	2
Total potential problem loans	$15,066	$9,903

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Current	$14,457	$9,654
Past due 30-59 days	452	108
Past due 60-89 days	157	138
Past due 90-179 days	—	3
Total potential problem loans	$15,066	$9,903

At September 30, 2020, 95.96% of potential problem loans were current with respect to loan payments, as compared with 97.49% at December 31, 2019. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Goodwill

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. The virus triggered significant volatility in the global financial markets. On September 30, 2020, Salisbury's closing stock price was $31.61 per share compared with its book value of $42.99 per share. Salisbury's stock price has declined approximately 31% from December 31, 2019 whereas financial stocks, as measured by the SNL US Bank $1 billion - $5 billion index, declined approximately 38% over the same period. As a result of the stock market volatility, the Bank was required to assess whether it was more likely than not that the goodwill on its consolidated balance sheet had been impaired. Management evaluated several qualitative factors including macroeconomic conditions, the Bank's financial performance and the short-term volatility in its share price. Management performed a qualitative analysis as of September 30, 2020 and concluded that it was not more likely than not that goodwill was impaired. As a result, the Bank did not record an impairment charge for goodwill for third quarter 2020.

Deposits and Borrowings

Deposits increased $175.6 million during the first nine months of 2020, or 19.1%, to $1.1 billion at September 30, 2020, compared with $919.5 million at December 31, 2019. The increase partly reflected the funding of nearly $100.0 million of PPP loans, an increase in brokered certificate of deposit balances of $18.0 million as well as an increase in retail and business customer balances due to the uncertainty surrounding COVID-19. Retail repurchase agreements increased $2.4 million during 2020 to $10.9 million at September 30, 2020, compared with $8.5 million at December 31, 2019.

The distribution of average total deposits by account type is as follows:

	September 30, 2020			December 31, 2019
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$286,496	27.23%	0.00%	$231,169	24.50%	0.00%
Interest-bearing checking accounts	195,253	18.56	0.22	155,463	16.48	0.39
Regular savings accounts	176,963	16.82	0.15	175,011	18.55	0.87
Money market savings	258,257	24.54	0.30	222,090	23.54	1.05
Certificates of deposit (CD's)[1]	135,238	12.85	1.15%	159,863	16.94	1.80
Total deposits	$1,052,207	100.00%	0.29%	$943,596	100.00%	0.78%

1CD's included Certificate of Deposit Account Registry Service ("CDARS”) one-way buys of $2.9 million at December 31, 2019. The Bank did not have a CDARS one-way buy balance as of September 30, 2020. CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to manage liquidity. CD's also include brokered certificates of deposits of $18.0 million at September 30, 2020. Salisbury did not have any brokered certificates of deposit outstanding at December 31, 2019.

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	September 30, 2020	December 31, 2019
Less than 1.00%	$58,456	$34,261
1.00% to 1.99%	36,047	46,502
2.00% to 2.99%	32,850	46,463
3.00% to 3.99%	498	498
Total	$127,851	$127,724

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At September 30, 2020
Interest rates (in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$43,812	$10,790	$968	$2,886	$58,456	45.72%
1.00% to 1.99%	16,967	8,646	4,413	6,021	36,047	28.19%
2.00% to 2.99%	24,217	2,902	1,011	4,720	32,850	25.69%
3.00% to 3.99%	—	498	—	—	498	0.39%
Total	$84,996	$22,836	$6,392	$13,627	$127,851	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

September 30, 2020 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$15,568	$9,274	$23,829	$31,482	$80,153

FHLBB advances decreased $7.0 million during the first nine months of 2020 to $43.9 million at September 30, 2020, compared with $50.9 million at December 31, 2019. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans. The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At September 30, 2020, $15 million of letters of credit were outstanding.

The following table sets forth certain information concerning short-term FHLBB advances:

(dollars in thousands)	September 30, 2020	December 31, 2019
Highest month-end balance during period	$35,000	$47,000
Ending balance	—	30,000
Average balance during period	8,704	5,670

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At September 30, 2020, Salisbury's excess borrowing capacity at FHLBB was approximately $233.9 million. Salisbury did not experience a significant outflow of deposits or draw downs on credit lines due to the virus. In addition, Salisbury may pledge the loans approved by the SBA under the PPP program to the Federal Reserve to collateralize borrowings. The face amount of the PPP loans will not be discounted by the Federal Reserve. The PPP loans are guaranteed by the SBA and therefore carry a 0% risk weight. As a result, the Bank's Tier 1 and Total capital ratios will not be affected by loans made under this program. Additionally, PPP loans pledged as collateral to the Federal Reserve will not be included in the Bank's Tier 1 leverage ratio. Salisbury has not pledged any PPP loans to the Federal Reserve. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury's net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2020 provided net cash of $11.1 million. Investing activities utilized net cash of $111.1 million principally from $110.7 million of net loan originations and principal collections, $27.8 million of purchases of securities available-for-sale and $2.4 million of capital expenditures, partly offset by proceeds of $12.9 million from calls and maturities of securities available-for-sale, $12.5 million from the sale of available-for-sale-securities, $4.0 million of proceeds received on life insurance policy and $0.3 million from the sale of other real estate owned. Financing activities provided net cash of $168.4 million principally due to an increase in deposits of $175.6 million and an increase of $46.0 million in long-term FHLBB advances, partially offset by the repayment of FHLBB short term advances of $30.0 million, FHLBB long-term advances maturities/payments of $21.0 million, FHLBB amortizing payment of $2.1 million and the payment of common stock dividends of $2.5 million.

At September 30, 2020, Salisbury had outstanding commitments to fund new loan originations of $30.5 million and unused lines of credit of $144.0 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2020 and 2019

OVERVIEW

Net income allocated to common stock was $4.3 million, or $1.53 per basic common share, for the third quarter ended September 30, 2020 (third quarter 2020), compared with $2.9 million, or $1.06 per basic common share, for the third quarter ended September 30, 2019 (third quarter 2019), and $2.7 million, or $0.96 per basic common share, for the second quarter ended June 30, 2020 (second quarter 2020).

Net Interest Income

Tax equivalent net interest income for the third quarter 2020 increased $1.3 million, or 14.4%, versus third quarter 2019. Average earning assets increased $151.0 million versus third quarter 2019. Average total interest bearing deposits increased $48.8 million, or 6.8%, versus third quarter 2019. The tax equivalent net interest margin 3.29% for both third quarter 2020 and third quarter 2019.

The following table sets forth the components of Salisbury's fully tax-equivalent ("FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Loans (a)(d)	$1,049,313	$920,946	$10,485	$10,158	3.97%	4.41%
Securities (c)(d)	89,220	96,317	606	747	2.72	3.10
FHLBB stock	3,440	3,024	34	46	3.96	6.08
Short term funds (b)	78,306	49,057	52	236	0.27	1.92
Total earning assets	1,220,279	1,069,344	11,177	11,187	3.64	4.18
Other assets	64,943	57,196
Total assets	$1,285,222	$1,126,540
Interest-bearing demand deposits	$195,253	$156,803	110	160	0.22	0.41
Money market accounts	258,257	242,310	195	700	0.30	1.16
Savings and other	176,963	165,297	69	323	0.15	0.78
Certificates of deposit	135,238	152,475	391	697	1.15	1.83
Total interest-bearing deposits	765,711	716,885	765	1,880	0.40	1.05
Repurchase agreements	12,218	7,266	6	9	0.20	0.50
Capital lease	2,928	4,356	35	42	4.80	3.86
Note payable	221	258	3	4	6.08	6.20
Subordinated debt (net of issuance costs)	9,872	9,849	156	156	6.32	6.34
FHLBB advances	44,522	31,983	113	266	0.99	3.33
Total interest-bearing liabilities	835,472	770,597	1,078	2,357	0.51	1.22
Demand deposits	321,392	238,689
Other liabilities	7,592	6,669
Shareholders' equity	120,766	110,585
Total liabilities & shareholders' equity	$1,285,222	$1,126,540
Net interest income			$10,099	$8,830
Spread on interest-bearing funds					3.13	2.96
Net interest margin (e)					3.29	3.29

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $176,000 and $164,000, respectively, for 2020 and 2019 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2020 and 2019.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2020 versus 2019
Change in interest due to	Volume	Rate	Net
Loans	$1,349	$(1,022)	$327
Securities	(52)	(89)	(141)
FHLBB stock	5	(17)	(12)
Short term funds	80	(264)	(184)
Interest-earning assets	1,382	(1,392)	(10)
Deposits	88	(1,203)	(1,115)
Repurchase agreements	4	(7)	(3)
Capital lease	(15)	8	(7)
Note Payable	(1)	—	(1)
FHLBB advances	68	(221)	(153)
Interest-bearing liabilities	144	(1,423)	(1,279)
Net change in net interest income	$1,238	$31	$1,269

Interest Income

Tax equivalent interest income of $11.2 million for third quarter 2020 was essentially unchanged from third quarter 2019. Loan income increased $0.3 million, or 3.2%, compared to third quarter 2019 due to a $128.4 million, or 13.9%, increase in average loan balances, partially offset by a 44 basis point decline in average yield. Tax equivalent securities income decreased $141 thousand, or 18.9%, compared to third quarter 2019 due to a $7.1 million, or 7.4%, decrease in average balances and a 38 basis point decline in average yield. Income on short-term funds decreased $184 thousand, or 80.0%, compared with third quarter 2019 primarily due to a 165 basis point decrease in the average yield partly offset by a $29.2 million, or 59.5%, increase in average short-term funds.

Interest Expense

Interest expense of $1.1 million for third quarter 2020 decreased $1.3 million, or 54.3%, compared with third quarter 2019. Interest on deposit accounts decreased $1.1 million, or 59.3%, from third quarter 2019 as a result of a 65 basis points decrease in average deposit rates, partly offset by a $48.9 million, or 6.8%, increase in average balances. Interest expense on FHLBB borrowings decreased $153 thousand, or 57.5%, from third quarter 2019 primarily as a result of a decrease in the average borrowing rate of 234 basis points, partly offset by an increase in the average balance of $12.5 million, or 39.2%. Interest expense on subordinated debt totaled $156 thousand for both third quarter 2020 and 2019.

Provision and Allowance for Loan Losses

The provision for loan losses was $686 thousand for third quarter 2020, compared with $94 thousand for third quarter 2019. Net loan charge-offs were $56 thousand and $135 thousand for the respective quarters. The increase in the provision from third quarter 2019 primarily reflected management's assessment of the impact of COVID-19 on certain qualitative and environmental factors and impaired loans as well as loan growth. Management will continue to monitor the impact of the virus on its borrowers and adjust the allowance as appropriate. The length of time required for the economy to substantially recover from the virus will have a direct impact on Salisbury's provision and allowance for loan losses. A longer recovery or another forced shutdown that leads to sustained levels of unemployment will likely result in an increase in Salisbury's provision and allowance for loan losses.

The following table details the principal categories of credit quality ratios:

Three months ended September 30,	2020	2019
Net charge-offs to average loans receivable, gross	0.01%	0.01%
Non-performing loans to loans receivable, gross	0.45	0.58
Accruing loans past due 30-89 days to loans receivable, gross	0.16	0.19
Allowance for loan losses to loans receivable, gross	1.24	0.96
Allowance for loan losses to non-performing loans	277.76	164.73
Non-performing assets to total assets	0.36	0.50

Reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, increased to 1.24% at September 30, 2020 compared to 0.96% at September 30, 2019 and the ratio of the allowance for loan losses to non-performing loans increased to 277.76% at September 30, 2020 from 164.73% at September 30, 2019.

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $4.7 million, or 0.45% of gross loans receivable at September 30, 2020 as compared to $5.4 million, or 0.58%, at September 30, 2019. Accruing loans past due 30-89 days increased $0.8 million to $1.6 million, or 0.16% of gross loans receivable from $0.8 million, or 0.09% of gross loans receivable, at September 30, 2019. See "Financial Condition - Asset Quality” above for further discussion and analysis.

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

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management's general loss allocation factors.  The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment and are risk-weighted such that higher risk loans generally have a higher reserve percentage.  In second quarter 2020, management added a new discrete loan pool for loans deemed to be a higher risk due to COVID-19. This new loan pool included commercial real estate and commercial and industrial loans that were deemed by management to be a higher risk of default as a result of the pandemic as well as residential and consumer loans which have been granted a second loan payment deferral by management. In addition, management increased the risk weights for loans with an internal risk rating of "4” (Watch), "5” (Special Mention) and "6” (Substandard”) to reflect the higher degree of inherent credit risk associated with these loans as a result of COVID-19. Management will actively monitor the population of loans in the new loan pool and evaluate the risk weightings to determine if further adjustments are warranted based on the impact of COVID-19.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally, reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2020.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Trust and wealth advisory	$1,068	$1,023	$45	4%
Service charges and fees	711	1,003	(292)	(29)
Gains on sales of mortgage loans, net	707	42	665	1,583
Mortgage servicing, net	29	76	(47)	(62)
Gain on CRA mutual fund	—	6	(6)	(100)
Gains (loss) on available-for-sale securities, net	34	(9)	43	(478)
BOLI income and gains	719	86	633	736
Other	18	29	(11)	(38)
Total non-interest income	$3,286	$2,256	$1,030	46%

Non-interest income for third quarter 2020 increased $1.0 million versus third quarter 2019. Trust and Wealth Advisory income increased $45 thousand versus third quarter 2019. The increase primarily reflected higher asset management fees. Assets under administration were $748.2 million as of September 30, 2020 compared with $704.1 million at June 30, 2020 and $752.5 million as of September 30, 2019. Discretionary assets under administration of $515.0 million at September 30, 2020 increased from $480.5 million at June 30, 2020 and $475.5 million at September 30, 2019. The increase from second quarter 2020 primarily reflected higher valuations, whereas the increase from third quarter 2019 was primarily due to new business activity. Non-discretionary assets under administration of $233.2 million for third quarter 2020 increased from $223.6 million at second quarter 2020 and declined from $277.0 million at third quarter 2019. The decline versus third quarter 2019 reflected a lower valuation of shares in a partnership for one significant client relationship. The trust and wealth business recorded only a nominal annual fee on this relationship. Historically, trust and wealth advisory income correlates with the value of assets under management. Accordingly, trust and wealth advisory income is likely to be impacted by high levels of market volatility that may result from business disruptions caused by COVID-19.

Service charges and fees decreased $292 thousand versus third quarter 2019. During the third quarter 2020, Salisbury waived approximately $289 thousand in various deposit fees, including overdraft and ATM fees. Second quarter 2020 gains on mortgage loans, net increased $665 thousand due to an increase in sales volume. Third quarter 2020 mortgage loan sales totaled $26.6 million versus $5.6 million for third quarter 2019. Mortgage servicing fees decreased $47 thousand compared with third quarter 2019. Third quarter 2020 and third quarter 2019 included mortgage servicing amortization and periodic impairment charges (net) of $56 thousand and $13 thousand, respectively. During the third quarter 2020, the Bank recorded a non-taxable gain of $601 thousand related to proceeds received from a BOLI policy due to the death of a covered former employee. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Salaries	$3,114	$3,042	$72	2%
Employee benefits	1,061	1,181	(120)	(10)
Premises and equipment	1,005	974	31	3
Data processing	569	534	35	7
Professional fees	635	572	63	11
OREO gains, losses and write-downs	—	84	(84)	(100)
Collections and other real estate owned	108	119	(11)	(9)
FDIC insurance	123	(9)	132	(1,467)
Marketing and community support	126	141	(15)	(11)
Amortization of core deposit intangibles	78	93	(15)	(16)
Other	440	453	(13)	(3)
Total non-interest expense	$7,259	$7,184	$75	1%

Non-interest expense for third quarter 2020 increased $75 thousand versus third quarter 2020. Salaries increased $72 thousand versus third quarter 2019 reflecting higher overtime costs and production accruals, due to an increase in loan volume, and severance expense, partly offset by an increase in deferred compensation costs due to higher levels of loan originations. Employee benefits expense decreased $120 thousand from third quarter 2019 due to lower medical insurance costs as well as lower ESOP and deferred compensation accruals. Premises and equipment expense increased $31 thousand versus third quarter 2019. The year-over-year increase primarily reflected increased software and machine maintenance partially offset by lower depreciation expense and lower building maintenance and repair costs. Data processing expense increased $35 thousand versus third quarter 2019 mainly due to ATM fees and data processing costs partially offset by lower data communications. Professional fees increased $63 thousand versus third quarter 2019 as higher consultation fees were partly offset by lower investment management fees. OREO gains, losses and write-downs decreased $84 thousand versus third quarter 2019. OREO and loan related expenses decreased $11 thousand versus third quarter 2019 as lower OREO carrying costs and litigation expense were partially offset by higher appraisal costs. The increase in FDIC insurance reflected an assessment credit of $120 thousand received during third quarter 2019. Marketing and community support costs decreased $15 thousand compared to the prior year third quarter primarily due to the timing of marketing spend.

Income Taxes

The effective income tax rates for third quarter 2020 and third quarter 2019 were 17.28% and 18.02%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, the lower tax rate in third quarter 2020 reflected the non-taxable BOLI gain of $601 thousand recorded during the quarter.

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

For the nine month periods ended September 30, 2020 and 2019

Overview

Net income allocated to common shareholders was $9.0 million, or $3.22 per basic common share, for the nine month period ended September 30, 2020 (nine month period 2020), compared with $8.0 million, or $2.88 per basic common share, for the nine month period ended September 30, 2019 (nine month period 2019).

Net Interest Income

Tax equivalent net interest income of $28.8 million for the nine months of 2020 increased $2.9 million, or 11.5%, versus the nine months of 2019. Average earning assets increased $93.9 million, or 8.9%, versus the nine months of 2019. Average total interest bearing deposits increased $24.8 million, or 3.5%, versus the nine months of 2019. The net interest margin of 3.32% increased 8 basis points versus 3.24% for the nine months of 2019.

The following table sets forth the components of Salisbury's fully tax-equivalent ("FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Loans (a)(d)	$1,012,070	$920,925	$31,010	$30,179	4.07%	4.36%
Securities (c)(d)	88,603	97,337	1,939	2,201	2.92	3.02
FHLBB stock	3,354	3,487	106	183	4.24	7.03
Short term funds (b)	50,312	38,682	123	577	0.33	2.00
Total earning assets	1,154,339	1,060,431	33,178	33,140	3.82	4.16
Other assets	63,265	56,769
Total assets	$1,217,604	$1,117,200
Interest-bearing demand deposits	$174,299	$154,885	331	458	0.25	0.40
Money market accounts	245,581	217,290	994	1,732	0.54	1.07
Savings and other	170,880	177,873	405	1,229	0.32	0.92
Certificates of deposit	149,080	164,979	1,530	2,255	1.37	1.83
Total interest-bearing deposits	739,840	715,027	3,260	5,674	0.59	1.06
Repurchase agreements	7,572	4,463	16	16	0.29	0.48
Capital lease	2,988	4,314	106	135	4.74	4.16
Note payable	231	266	11	12	6.08	6.06
Subordinated debt (net of issuance costs)	9,867	9,844	468	468	6.32	6.34
FHLBB advances	45,667	42,938	473	957	1.36	2.94
Total interest-bearing liabilities	806,165	776,852	4,334	7,262	0.72	1.25
Demand deposits	286,608	226,182
Other liabilities	6,847	6,560
Shareholders' equity	117,984	107,606
Total liabilities & shareholders' equity	$1,217,604	$1,117,200
Net interest income			$28,844	$25,878
Spread on interest-bearing funds					3.11	2.93
Net interest margin (e)					3.32	3.24
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $514,000 and $432,000, respectively for 2020 and 2019 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2020 and 2019.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2020 versus 2019
Change in interest due to	Volume	Rate	Net
Loans	$2,890	$(2,059)	$831
Securities	(194)	(68)	(262)
FHLBB stock	(6)	(71)	(77)
Short term funds	101	(555)	(454)
Interest-earning assets	2,791	(2,753)	38
Deposits	153	(2,567)	(2,414)
Repurchase agreements	9	(9)	—
Capital lease	(44)	15	(29)
Note payable	(2)	1	(1)
Subordinated Debt	1	(1)	—
FHLBB advances	45	(529)	(484)
Interest-bearing liabilities	162	(3,090)	(2,928)
Net change in net interest income	$2,629	$337	$2,966

Interest Income

Tax equivalent interest income of $33.2 million for the nine month period 2020 was essentially unchanged compared with the nine month period 2019. Loan income increased $831 thousand, or 2.8%, compared with the nine months of 2019 primarily due to a $91.1 million, or 9.9%, increase in average loans, partly offset by a 29 basis point decrease in the average yield. Tax equivalent securities income for the nine month period 2020 decreased $262 thousand, or 11.9%, compared with the nine month period 2019, primarily due to a $8.7 million, or 9.0%, decrease in average volume and a 10 basis point decrease in average yield. Income on short-term funds for the nine month period 2020 decreased $454 thousand, or 78.7%, compared with the nine months of 2019 primarily due to a 167 basis point decrease in the average short-term funds yields, partly offset by a $11.6 million, or 30.1%, increase in average short-term funds.

Interest Expense

Interest expense of $4.3 million for the nine month period 2020 decreased $2.9 million compared with the nine month period 2019. Interest on deposit accounts decreased $2.4 million, or 42.5%, as a result of a 47 basis point decrease in average deposit rates, partly offset by a $24.8 million, or 3.5%, increase in the average balances. Interest expense on FHLBB borrowings decreased $484 thousand, or 50.5%, as a result of a 158 basis point decrease in the average borrowing rate and a $2.7 million, or 6.3%, decrease in average balances. Interest expense on subordinated debt totaled $468 thousand for the nine month periods 2020 and 2019.

Provision and Allowance for Loan Losses

The provision for loan losses was $4.2 million or the nine month period ended September 30, 2020 as compared to $539 thousand for the nine month period ended September 30, 2019. Net loan charge-offs were $92 thousand and $187 thousand for the respective nine month periods.

Reserve coverage at September 30, 2020, as measured by the ratio of allowance for loan losses to gross loans, at 1.24%, compared with 0.96% a year ago at September 30, 2019. Excluding PPP loans, the reserve coverage ratio was 1.37% for third quarter 2020. The increase in the coverage ratio primarily reflected higher reserves due to management's assessment of the impact of COVID-19 as well as loan growth. During the first nine months of 2020, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $1.1 million to $4.7 million. Non-performing loans represent 0.45% of gross loans receivable, compared with 0.39% at December 31, 2019. At September 30, 2020, accruing loans past due 30-89 days were $1.6 million or 0.16% of gross loans receivable compared with $2.1 million or 0.22% of gross loans receivable at December 31, 2019. See "Financial Condition - Loan Credit Quality” for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Trust and wealth advisory	$3,129	$2,973	$156	5.2%
Service charges and fees	2,214	2,935	(721)	(25)
Gains on sales of mortgage loans, net	1,020	50	970	1940
Mortgage servicing, net	162	232	(70)	(30)
Losses on CRA mutual fund	22	29	(7)	24)
Gains on available-for-sale securities, net	216	263	(47)	(18)
BOLI income and gains	986	252	734	291
Other	97	97	—	n/a
Total non-interest income	$7,846	$6,831	$1,015	15%

Non-interest income for the nine month period ended September 30, 2020 increased $1.0 million versus the same period in 2019. Trust and wealth advisory revenues increased $156 thousand mainly due to growth in asset based fees. Service charges and fees decreased $721 thousand. During the nine month period 2020, Salisbury waived approximately $558 thousand in various deposit fees, including overdraft and ATM fees. Income from sales of mortgage loans increased $970 thousand due to an increase in the volume of mortgage loans sold to FHLB Boston. Mortgage loans sales totaled $44.4 million for the nine month period ended September 30, 2020 compared with $6.1 million for the nine month period ended September 30, 2019. The nine month periods ended September 30, 2020 and 2019 included mortgage servicing amortization of $84 thousand and $36 thousand, respectively. During the nine month period 2020, the Bank recorded a non-taxable gain of $601 thousand related to proceeds received from a BOLI policy due to the death of a covered former employee. Other income primarily includes rental property income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2020	2019	2020 vs. 2019
Salaries	$8,375	$8,994	($619)	(7%)
Employee benefits	3,244	3,408	(164)	(5)
Premises and equipment	2,897	2,950	(53)	(2)
Data processing	1,666	1,620	46	3
Professional fees	2,020	1,690	330	20
OREO gains, losses and write-downs	—	406	(406)	(100)
Collections and other real estate owned	212	328	(116)	(35)
FDIC insurance	331	294	37	13
Marketing and community support	419	448	(29)	(6)
Amortization of core deposit intangible assets	247	297	(50)	(17)
Other	1,572	1,398	174	12
Non-interest expense	$20,983	$21,833	($850)	(4%)

Non-interest expense for the nine month period ended September 30, 2020 decreased $850 thousand versus the same period in 2019. Salaries decreased $619 thousand primarily reflecting the deferral of compensation costs associated with originating loans, including PPP loans. Benefits decreased $164 thousand primarily due to lower medical premiums and lower deferred compensation accruals. Premises and equipment decreased $53 thousand mainly due to lower depreciation, building maintenance and utilities costs, partially offset by increased software expense. Data processing increased $46 thousand mainly due to ATM fees and core data processing costs partially offset by lower Trust and Wealth data processing expense. The increase in professional fees of $330 thousand versus the nine month period 2019 primarily reflected higher consulting and investment management expenses. Collections, OREO and loan related expense decreased $406 thousand due to OREO losses in the nine month period 2019. The increase in FDIC related expense primarily reflected an assessment credit of $120 thousand received in third quarter 2019. Marketing and community support costs decreased $29 thousand compared to the same period in 2019 primarily due to the timing of marketing expenditures. Amortization of intangible assets decreased $50 thousand due to the aging off of expenses related to previous acquisitions. Other expenses increased $174 thousand and primarily reflected litigation related accruals.

Income taxes

The effective income tax rates for the nine month periods ended September 30, 2020 and September 30, 2019 were 16.90% and 17.98%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets. The lower effective tax rate for the nine month period ended September 30, 2020 also reflected the non-taxable BOLI gain of $601 thousand recorded in third quarter 2020.

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

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity was $122.2 million at September 30, 2020, up $8.6 million from December 31, 2019. Book value and tangible book value per common share were $42.99 and $37.87, respectively, compared with $40.22 and $34.98, respectively, at December 31, 2019. Contributing to the increase in shareholders' equity for year-to-date 2020 was net income of $9.1 million, unrealized gains on securities available-for-sale, net of tax, of $1.3 million and issued stock of $0.5 million partially offset by common stock dividends of $2.5 million.

Capital Requirements

Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not "well-capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows:

	September 30, 2020	December 31, 2019
Total Capital (to risk-weighted assets)	13.60%	12.84%
Tier 1 Capital (to risk-weighted assets)	12.35	11.83
Common Equity Tier 1 Capital (to risk-weighted assets)	12.35	11.83
Tier 1 Capital (to average assets)	8.93	9.60

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

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of September 30, 2020, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as "well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank's category.

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a "Community Bank Leverage Ratio” ("CBLR”) that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) ("qualifying community banking organizations”) will be required to report the components of its tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that "elects to use the CBLR framework” will not be subject to other risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements for purposes of the agencies' Prompt Corrective Action ("PCA”) framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria, but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed "well capitalized” for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period( including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule became effective on January 1, 2020. The Bank would qualify for the CBLR methodology and would also be considered to be well capitalized if it elected to utilize such methodology.

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

Dividends

Salisbury paid $2.5 million in common stock dividends during the nine month period ended September 30, 2020.

On October 30, 2020, the Board of Directors of Salisbury declared a common stock dividend of $0.29 per common share payable on November 27, 2020 to shareholders of record on November 13, 2020. Common stock dividends, when declared, are generally paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised December 31, 2015, states that, as a general matter, the Board of Directors of a Bank Holding Company ("BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital position.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury's and the Bank's business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations; and
(f)	the effect of the COVID-19 pandemic on Salisbury, the communities served by the Bank, the State of Connecticut and the United States, related to the economy and overall financial stability;
(g)	government and regulatory responses to the COVID-19 pandemic; and
(h)	other risks identified from time to time in Salisbury's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury's and the Bank's financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Salisbury manages its exposure to interest rate risk through its Asset/Liability Management Committee ("ALCO”) using risk limits and policy guidelines to manage assets and funding liabilities to produce financial results that are consistent with Salisbury's liquidity, capital adequacy, growth, risk and profitability targets. Interest rate risk is the risk of a negative impact to future earnings due to changes in interest rates.

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's September 30, 2020 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

The ALCO reviews the simulation results to determine whether Salisbury's exposure to change in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Salisbury's tolerance levels for changes in net interest income in its income simulations varies depending on the magnitude of interest rate changes and level of risk-based capital. All changes are measured in comparison to the projected net interest income that would result from an "unchanged” rate scenario where interest rates remain stable over the forecast horizon. The ALCO also evaluates the directional trends of net interest income, net interest margin and other financial measures over the forecast horizon for consistency with its liquidity, capital adequacy, growth, risk and profitability targets.

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2020, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates - immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates - immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel declines in interest rates - little to no change in rates through the end of the first quarter of 2021 with the yield curve rise beginning in the second quarter 2021 and a gradual rise through 2021 with the treasury yield curve ultimately ending up higher as of September 30, 2022. The two year, five year and 10 year treasury rates as of September 30, 2022 are ultimately 0.57%, 0.80% and 0.73% higher than actual rates as of September 30, 2020 and the Fed Funds rate does not increase over this horizon. The yield curve is ultimately positive sloping as treasury yields are projected to increase while the fed funds rate is not projected to increase. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2020, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of September 30, 2020.

As of September 30, 2020	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(3.80)%	2.50%
Immediately falling interest rates - 100bp (static growth assumptions)	(1.80)	(2.90)
Immediately rising interest rates + 400bp (static growth assumptions)	(4.90)	3.10

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2020 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government agency notes	$78	$(10)
Municipal bonds	(737)	(2,615)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	243	(1,064)
Collateralized mortgage obligations
U.S. Government agencies	737	456
Corporate bonds	(86)	(244)
Total available-for-sale debt securities	$235	$(3,477)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2020.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

Except as stated below, during the nine months ended September 30, 2020, there were no material changes to the risk factors previously disclosed in Salisbury's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant's 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant's Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant's Form 8-K filed December 10, 2015).
10.1	Amendment One (the "Amendment”) to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan, effective as of March 9, 2020 (incorporated by reference to Exhibit 10.16 of Form 10-K filed on March 13, 2020).
10.2	Change in Control Agreement with Carla L. Balesano dated July 29, 2020.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

November 6, 2020	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 6, 2020	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

