Form 10-K
period 2020-12-31
SALISBURY BANCORP INC
filed 2021-03-12
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company” in Rule 12b-2 of the Exchange Act. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020 was $116.5 million based on the closing sales price of $40.99 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2021, was 2,845,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 19, 2021, which will be filed within 120 days of fiscal year ended December 31, 2020, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2020

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain and incorporates by reference statements relating to future results of Salisbury Bancorp, Inc. (the “Company”) and its Subsidiary, Salisbury Bank and Trust Company (the “Bank”) (collectively, "Salisbury"), that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses. Such statements are based upon assumptions and estimates, and actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within Salisbury’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes and cybersecurity matters, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in Salisbury’s filings with the Securities and Exchange Commission. See also, the “Risk Factors” set forth below.

Forward-looking statements made by Salisbury in this Annual Report on Form 10-K speak only as of the date they are made. Events or other facts that could cause Salisbury’s actual results to differ may arise from time to time, and Salisbury cannot predict all such events and factors. Salisbury undertakes no obligation to publicly update any forward-looking statement, except as may be required by law. You are advised to review further disclosures Salisbury makes from time to time in its filings with the SEC.

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

Abbreviations Used Herein

Bank	Salisbury Bank and Trust Company	FRA	Federal Reserve Act
BHC	Bank Holding Company	FRB	Federal Reserve Board
BHCA	Bank Holding Company Act	GAAP	Generally Accepted Accounting Principles in the United States of America
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act
CFPB	Consumer Financial Protection Bureau	LIBOR	London Interbank Offered Rate
CRA	Community Reinvestment Act of 1977	OREO	Other Real Estate Owned
CTDOB	State of Connecticut Department of Banking	OTTI	Other Than Temporarily Impaired
Dodd- Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PIC	Passive Investment Company
ESOP	Employee Stock Ownership Plan	Salisbury	Salisbury Bancorp, Inc. and Subsidiary
FACT Act	Fair and Accurate Credit Transactions Act	SBLF	Small Business Lending Fund
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOX	Sarbanes-Oxley Act of 2002
FHLBB/FHLB	Federal Home Loan Bank of Boston	Treasury	United States Department of the Treasury

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

The majority of the Bank’s loans as of December 31, 2020, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters.

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

The Bank currently sells the majority of the fixed rate 30 year residential mortgage loans it originates to the FHLBB under the Mortgage Partnership Finance Program. The Bank typically retains loan servicing. The Bank retains some fixed rate residential mortgage loans and those loans originated under its first-time home owner program.

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

Commercial Real Estate Loans

The Bank makes commercial real estate loans for the purpose of allowing borrowers to acquire, develop, construct, improve or refinance commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans, and are more sensitive to changes in interest rates. These loans typically have terms/amortizations of up to ten and twenty-five years, respectively, and interest rates, which adjust over periods of three to ten years, based on one of various rate indices.

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

Human Capital Resources

At December 31, 2020, the Bank had 174 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining group. The Bank maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, an ESOP and an employee 401(k) plan. Management considers relations with its employees to be good. Salisbury believes its human capital is the most valuable asset it has. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that Salisbury’s employees invest in their work represents a significant part of not only Salisbury’s culture, but its reputation and Salisbury’s achievement as well. Salisbury’s employees are encouraged to develop their skills, experience and potential, and Salisbury provides employees with opportunities for promotion and transfer and professional training.

Salisbury embraces those characteristics of its employees and directors that make them unique, and Salisbury appreciates a work environment that is diverse in terms of such areas as age, color, disability status, ethnicity, family or marital status, gender identity or expression, national origin, political affiliation, race, religion, sexual orientation, and veteran/military status.

Salisbury is committed and focused on the health and safety of its employees, customers, and communities. As a result of the challenges presented by the COVID-19 pandemic, Salisbury launched a proactive response to the escalating COVID-19 outbreak that included the creation of an internal coronavirus resource page to manage Salisbury’s pandemic response, including providing access to recent safety standards from the Centers for Disease Control and Prevention, the World Health Organization, and other agencies; as well as Salisbury’s workplace guidelines for non-customer and customer environments. In addition, current information is shared through regular emails and other digital communications with employees and customers facing financial hardships due to COVID-19. Additional actions included adjusting banking center hours, lobby usage, and encouraging certain employees to work remotely where possible during the pandemic.

Salisbury employees actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. Salisbury’s employees devote time and energy to strengthen and support the charitable causes in the communities surrounding the Bank’ branches. This year Salisbury’s employees volunteered more than 7,000 hours to help people in need.

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

Bank Holding Company Regulation

SEC and NASDAQ

Salisbury is subject to the rules and regulations of the SEC and is required to comply with the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Salisbury’s common stock is listed on the NASDAQ under the trading symbol “SAL” and, accordingly, Salisbury is also subject to the rules of NASDAQ for listed companies.

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

As of December 31, 2020, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that considers a bank’s capital level and supervisory rating. The FDIC assigns an institution to one of the following capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank’s current annual assessment rate is approximately 4.85 basis points of total assets. Additionally, FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by The Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the DIF based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the DIF during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. Certain key provisions of the Economic Growth Act and its implementing regulations include:

•	Eliminating supervisory stress testing and company run stress testing for bank holding companies with less than $250 billion in assets;
•	Prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development, or construction;
•	Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•	Requiring the CFPB to provide guidance on how the Truth in Lending Act-Real Estate Settlement Procedures Act Integrated Disclosure applies to mortgage assumption transactions and construction-to-permanent home loans, as well as the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

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

The CARES Act and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over Salisbury. As the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. It is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Bank has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operato7rs.” As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

Guidance on Non-TDR Loan Modifications due to COVID-19. On March 22, 2020, a statement was issued by banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President under the National Emergencies Act terminates. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.

In accordance with such guidance, the Bank has implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. See Note 4 to the consolidated financial statements for further information on non-TDR loans.

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program to implement certain of these recommendations. The Bank continues to monitor developments related to the Main Street Lending Program.

Federal Reserve System

Historically, all depository institutions must hold a percentage of certain types of deposits as reserves. Reserve requirements generally are assessed on the depository institution's net transaction accounts (mostly checking accounts). Depository institutions must also regularly submit deposit reports of their deposits and other reservable liabilities. Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%, thus eliminating reserve requirements for all depository institutions at least temporarily.

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2020, the Bank had FHLBB stock of $1.7 million and FHLBB advances of $12.6 million.

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

On March 12, 2020 the Securities and Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer”. The categorization of “accelerated” or “large accelerated filer” determines the requirement for a public company to obtain auditor attestation of its internal control over financial reporting. Salisbury meets the new definition of a “non-accelerated filer” and as such, as of December 31, 2020, the Bank is no longer subject to section 404(b) of SOX, which requires public companies' annual reports to include the company's own assessment of internal control over financial reporting, and an auditor's attestation.

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential	21-22, 26-35
II.	Investment Portfolio	26, 51-53
III.	Loan Portfolio	26-32, 54-61
IV.	Summary of Loan Loss Experience	23,54-61
V.	Deposits	32-33, 65
VI.	Return on Equity and Assets	34
VII.	Short-Term Borrowings	32-33, 65-66

Item 1A.	RISK FACTORS

Salisbury is the registered bank holding company for the Bank, its wholly-owned subsidiary. Salisbury's business and activity are currently limited to the holding of the Bank's outstanding capital stock, and the Bank is Salisbury's primary investment.

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

Financial stress on borrowers could reduce Salisbury’s net income and profitability.

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

Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2020, Salisbury had $13.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause Salisbury’s stock price to decrease regardless of Salisbury’s operating results. In addition, the annual reconstitution of the Russell 3000 index is likely to result in a market capitalization requirement for inclusion that significantly exceeds Salisbury’s market capitalization, which could result in Salisbury no longer qualifying for inclusion in the index. As a result, such change could adversely affect the liquidity of the market for Salisbury’s shares and reduce trading.

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

In addition, Salisbury relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communications and information exchange. Despite the safeguards instituted by Salisbury, any system is susceptible to a breach of security. In addition, Salisbury relies on the services of a variety of third-party vendors to meet Salisbury’s data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Salisbury’s information systems or that of its vendors could damage Salisbury’s reputation, result in a loss of customer business or expose Salisbury to civil litigation and possible financial loss. Such costs and/or losses could materially impact Salisbury’s earnings.

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

In addition, changes in tax law may adversely affect Salisbury’s lending business and performance, especially those provisions regarding the deductibility of residential mortgage interest and state property taxes.

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

Salisbury may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for the Company’s issued subordinated debentures and other financing agreements.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has subordinated notes in connection with its issuance of subordinated debt in 2015, which transitioned to variable rates that are indexed to USD-LIBOR in December 2020. Salisbury is monitoring the transition from LIBOR to a new reference rate and its impact on the repricing of Salisbury’s subordinated debt. In addition, the uncertainty as to the nature of alternative reference rates and the replacement of LIBOR may adversely affect the value of certain loans and investment securities.

The Bank’s active participation in the PPP, or in other relief programs, may expose Salisbury to credit losses as well as litigation and compliance risk.

To support customers, businesses, and communities, the Bank has participated as a lender in the PPP. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. As of December 31, 2020, the Bank had approximately $85 million of PPP loans on its balance sheet. The Bank’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes Salisbury to certain credit, compliance, and other risks.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, the Bank has a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes Salisbury to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which the Bank originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

Since the commencement of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. Salisbury may be exposed to the risk of similar litigation. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on Salisbury’s reputation, business, financial condition, and results of operations.

In addition, Salisbury may be subject to regulatory scrutiny regarding the Bank’s processing of PPP applications or its origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, the Bank has several obligations under the PPP, and if the SBA found that the Bank did not meet those obligations, the remedies the SBA may seek against the Bank, while unknown, may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP program may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the Bank’s participation in the PPP.

The outbreak of COVID-19, or other such epidemic, pandemic, or outbreak of a highly contagious disease, occurring in the United States or in the communities in which Salisbury conducts operations, could adversely affect Salisbury’s business operations, asset valuations, financial condition, and results of operations.

The COVID-19 pandemic (hereafter referred to as “COVID-19”, “pandemic” or “virus”) has had a substantial adverse impact in the United States, including threats to public health, increased volatility in markets, and significant effects on national and local economies. The ultimate effect of the virus on Salisbury’s and the Bank’s business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with certainty. Salisbury’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. COVID-19, or another highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of the Bank’s customers in the communities in which the Bank operates. The spread of the COVID-19 virus had an impact on Salisbury’s operations during fiscal year 2020, and Salisbury expects that the virus will continue to have an impact on the business, financial condition, and results of operations of Salisbury, as well as on its customers, during fiscal year 2021. The COVID-19 pandemic has caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to the Bank’s operations is likely to negatively impact Salisbury’s financial condition and results of operations. Notwithstanding Salisbury’s contingency plans and other safeguards against pandemics or other contagious diseases, the spread of COVID-19 could also negatively impact the availability of the Bank’s personnel who are necessary to conduct business operations, as well as potentially impact the business and operations of Salisbury’s third-party service providers who perform critical services for Salisbury. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, Salisbury could experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Salisbury’s intangible assets, investments, loans, loan servicing rights, or deferred tax assets.

In addition, Salisbury may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. These and similar factors and events may have substantial negative effects on the business, financial condition, ability to pay dividends and results of operations of Salisbury, the Bank and its customers.

Salisbury may be adversely affected by legislation enacted by the new administration following the 2020 election.

Legislation enacted by the new administration following the 2020 election may have an adverse impact on the conduct and profitability of businesses, including companies like Salisbury and the Bank through increased regulation and taxes.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Salisbury does not directly own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through an additional thirteen full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, New Paltz, Poughkeepsie, and Red Oaks Mill, New York. The Bank owns its main office and seven of its branch offices and its Canaan and Operations office, and currently leases six branch offices.

In September 2019, the Bank completed the purchase of its New Paltz, New York branch, which had been previously treated as a finance lease. For additional information, see Note 8, “Bank Premises and Equipment,” and Note 5 “Leases” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Lakeville Office	5 Bissell Street, Lakeville, CT	Owned	-
Administrative Office	19 Bissell Street, Lakeville, CT	Owned	-
Operations Center	33 Bissell Street, Lakeville, CT	Owned	-
Salisbury Office	18 Main Street, Salisbury, CT	Owned	-
Sharon Office	5 Gay Street, Sharon, CT	Owned	-
Canaan Operations	94 Main Street, Canaan, CT	Owned	-
Canaan Office	100 Main Street, Canaan, CT	Owned	-
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/9/21
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	-
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	12/31/28
Millerton Office	87 Main Street, Millerton, NY	Owned	-
Poughkeepsie Office	11 Garden Street, Poughkeepsie, NY	Owned	-
Fishkill Office	701 Route 9, Fishkill, NY	Leased	9/29/29
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	7/31/23
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	7/31/22
Newburgh Office	801 Auto Park Place, Newburgh, NY	Leased	12/31/21
New Paltz Office	275 Main Street, New Paltz, NY	Owned	-

Item 3.	LEGAL PROCEEDINGS

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

Market Information

Salisbury’s common stock trades on the NASDAQ Capital Market under the symbol “SAL.”

Holders

There were approximately 2,439 holders of record of the common stock of Salisbury as of March 9, 2021. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

Dividends

For a discussion of Salisbury's dividend policy and restrictions on dividends see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the caption “Dividends.” See also, Note 14 – “Shareholders’ Equity” of Notes to Consolidated Financial Statements.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

At or for the years ended December 31,	2020	2019	2018	2017	2016
Statement of Income
Interest and dividend income	$43,434	$43,413	$40,372	$35,521	$34,454
Interest expense	5,288	9,301	7,221	4,238	3,849
Net interest and dividend income	38,146	34,112	33,151	31,283	30,605
Provision for loan losses	5,038	955	1,728	1,020	1,835
Gains on securities, net	196	263	318	178	584
Trust and wealth advisory	4,194	3,995	3,700	3,477	3,338
Service charges and fees	3,072	4,028	3,718	3,718	3,133
Gains on sales of mortgage loans, net	1,442	116	89	125	229
Mortgage servicing, net	179	307	308	255	156
Other	1,240	541	812	483	451
Non-interest income	10,323	9,250	8,945	8,236	7,891
Non-interest expense	29,038	28,912	29,835	29,329	27,387
Income before income taxes	14,393	13,495	10,533	9,170	9,274
Income tax provision	2,453	2,359	1,709	2,914	2,589
Net income	11,940	11,136	8,824	6,256	6,685
Net income allocated to common stock	11,775	10,976	8,713	6,201	6,633
Financial Condition
Total assets	$1,293,660	$1,112,448	$1,121,554	$986,984	$935,366
Loans receivable, net	1,027,738	927,413	909,279	801,703	763,184
Allowance for loan losses	13,754	8,895	7,831	6,776	6,127
Securities	101,041	95,925	97,150	82,860	82,834
Deposits	1,129,074	919,506	926,739	815,495	781,770
Federal Home Loan Bank of Boston advances	12,639	50,887	67,154	54,422	37,188
Repurchase agreements	7,116	8,530	4,104	1,668	5,535
Subordinated debt, net of issuance costs	9,883	9,859	9,835	9,811	9,788
Total shareholders' equity	124,752	113,655	103,459	97,514	94,007
Non-performing assets	5,648	3,934	8,324	7,354	12,565
Wealth assets under administration	944,349	777,503	648,027	610,218	516,350
Discretionary wealth assets under administration	554,997	498,737	398,287	394,673	366,167
Non-discretionary assets under administration	389,352	278,766	249,740	215,545	150,183
Per Common Share Data
Earnings, basic	$4.21	$3.95	$3.15	$2.25	$2.43
Earnings, diluted	4.20	3.93	3.13	2.24	2.41
Cash dividends declared and paid	1.16	1.12	1.12	1.12	1.12
Tangible book value	38.78	34.98	31.45	29.39	28.90
Statistical Data
Net interest margin (taxable equivalent)	3.28%	3.27%	3.35%	3.58%	3.69%
Efficiency ratio (taxable equivalent)	59.42	64.12	69.13	66.79	66.74
Effective tax rate	17.04	17.48	16.23	31.78	27.92
Return on average assets	0.96	1.00	0.83	0.63	0.72
Return on average common shareholders' equity	9.96	10.22	8.84	6.42	7.16
Dividend payout ratio	27.55	28.36	35.56	49.76	46.16
Allowance for loan losses to loans receivable, gross	1.32	0.95	0.85	0.84	0.80
Non-performing assets to total assets	0.44	0.35	0.74	0.74	1.34
Tier 1 leverage capital (Bank)	8.90	9.60	8.83	9.25	9.51
Total risk-based capital (Bank)	13.57	12.84	12.09	12.54	12.92
Weighted average common shares outstanding, basic	2,798	2,782	2,763	2,755	2,733
Weighted average common shares outstanding, diluted	2,806	2,794	2,780	2,774	2,749

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Salisbury’s consolidated financial statements follow U.S. GAAP as applied to the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

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

For both goodwill and for the core deposit intangible, the comparable transaction methodology was used to assess, and conclude that there was no impairment at November 30, 2020. The current discounted economic value methodology was also used to test for goodwill impairment.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2020 and 2019

COVID-19 has placed significant health and economic pressure on the communities the Bank serves, the State of Connecticut, the United States and other countries. In response, the Bank has proactively implemented several steps such as those set forth below to support the safety and well-being of its employees and customers, which procedures continue through the date of this Report:

•	The Bank is practicing social distancing following the guidelines of the Center for Disease Control and requires many of its employees to work from home or from alternate locations. As of December 31, 2020, approximately 25% of Salisbury’s employees worked from home or alternate locations.
•	The Bank continues to leverage the drive-up windows in twelve of its fourteen branches as well as its electronic banking platform to continue to serve customers.

Salisbury will continue to monitor this pandemic as the situation continues to evolve and adjust its operating model accordingly.

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $4.1 million, or 11.9%, in 2020 over 2019. The net interest margin increased 1 basis point to 3.28% from 3.27%, due to a 57 basis point decrease in the average cost of interest-bearing liabilities partly offset by a 43 basis point decrease in the average yield on interest-earning assets. The net interest margin was affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Loans (a)(d)(f)	$1,019,999	$922,906	$871,557	$41,267	$40,176	$37,504	4.02%	4.35%	4.30%
Securities (c)(d)	89,616	96,150	87,880	2,563	2,940	2,406	2.86	3.06	2.74
FHLBB stock	3,163	3,287	4,748	141	227	238	4.45	6.91	5.01
Short term funds (b)	65,935	36,109	41,348	154	675	695	0.23	1.87	1.68
Total earning assets	1,178,713	1,058,452	1,005,533	44,125	44,018	40,843	3.73	4.16	4.06
Other assets	63,434	58,204	53,630
Total assets	$1,242,147	$1,116,656	$1,059,163
Interest-bearing demand deposits	$183,870	$155,463	$147,751	441	602	460	0.24	0.39	0.31
Money market accounts	256,402	222,090	195,741	1,145	2,333	1,391	0.45	1.05	0.71
Savings and other	175,204	175,011	171,662	464	1,517	1,100	0.26	0.87	0.64
Certificates of deposit	144,489	159,862	134,057	1,840	2,872	1,706	1.27	1.80	1.27
Total interest-bearing deposits	759,965	712,426	649,211	3,890	7,324	4,657	0.51	1.03	0.72
Repurchase agreements	7,986	4,913	3,340	20	24	12	0.25	0.49	0.36
Finance lease	2,965	4,010	2,839	141	170	178	4.75	4.24	6.27
Note payable	226	262	296	14	16	18	6.08	6.11	6.08
Subordinated debt (net of issuance costs)	9,870	9,847	9,823	618	624	624	6.26	6.34	6.35
FHLBB advances	40,093	38,303	64,250	605	1,143	1,734	1.49	2.98	2.70
Total interest-bearing liabilities	821,105	769,761	729,759	5,288	9,301	7,223	0.64	1.21	0.99
Demand deposits	294,588	231,221	223,329
Other liabilities	6,956	6,699	6,266
Shareholders’ equity	119,498	108,975	99,809
Total liabilities & shareholders’ equity	$1,242,147	$1,116,656	$1,059,163
Net interest income (d)				$38,837	$34,717	$33,620
Spread on interest-bearing funds							3.09	2.95	3.07
Net interest margin (e)							3.28	3.27	3.35
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $0.7 million, $0.6 million and $0.5 million, respectively for 2020, 2019 and 2018 on tax-exempt securities and loans for which income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.
(f)	Interest income for 2020, 2019 and 2018 reflected net accretion related to the fair value adjustments of loans acquired in the Riverside Bank acquisition in the amount of $0 million, $0 million and $0.8 million, respectively.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2020 versus 2019			2019 versus 2018
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$4,272	$(3,181)	$1,091	$2,222	$450	$2,672
Securities	(193)	(184)	(377)	240	294	534
FHLBB stock	(6)	(80)	(86)	(87)	76	(11)
Short term funds	314	(835)	(521)	(93)	73	(20)
Interest-earning assets	4,387	(4,280)	107	2,282	893	3,175
Deposits	366	(3,800)	(3,434)	552	2,114	2,666
Repurchase agreements	11	(15)	(4)	7	5	12
Finance lease	(46)	17	(29)	62	(70)	(8)
Note payable	(2)	-	(2)	(2)	-	(2)
Subordinated Debt	-	(6)	(6)	2	(2)	-
FHLBB advances	32	(570)	(538)	(737)	147	(590)
Interest-bearing liabilities	361	(4,374)	(4,013)	(116)	2,194	2,078
Net change in net interest income	$4,026	$94	$4,120	$2,398	$(1,301)	$1,097

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

Interest and Dividend Income

Tax equivalent interest and dividend income of $44.1 million in 2020 was essentially unchanged from 2019. Loan income increased $1.1 million, or 2.7%, to $41.3 million in 2020. The increase was primarily due to a $97.1 million, or 10.5%, increase in average loans, which was partly offset by a 33 basis point decrease in average yield.

Tax equivalent interest and dividend income from securities decreased $377 thousand, or 12.8%, to $2.6 million in 2020, as a result of a $6.5 million, or 6.8%, decrease in average security balances, and a 20 basis point decrease in average yield. Interest from short term funds decreased $521 thousand in 2020 as a result of a 164 basis point decrease in average yield, partially offset by a $29.8 million, or 82.6%, increase in average short term balances.

Interest Expense

Interest expense decreased $4.0 million, or 75.9%, to $5.3 million in 2020. Interest expense on interest bearing deposit accounts decreased $3.4 million, or 46.9%, to $3.9 million in 2020, as a result of a $47.5 million, or 6.7%, increase in average interest-bearing deposits and a 52 basis point decrease in the average rate to 0.51%. Interest expense on money market accounts decreased $1.2 million, or 50.9%, due to a 60 basis point decline in the average rate partly offset by a $34.3 million, or 15.4% increase in average balance. Interest expense on savings and other accounts decreased $1.1 million, or 69.4%, due to a 61 basis point decline in the average rate. Interest expense on certificates of deposits decreased $1.0 million, or 35.9%,due to 53 basis point decline in the average rate and a $15.3 million, or 9.6% decrease in average balance. The decrease in the average certificate of deposit balance from 2019 reflected a $12.5 million decrease in average one-way buys executed through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to fund operations and to manage liquidity.

Interest expense on FHLBB advances decreased $538 thousand, or 47.1%, due to a 149 basis point decrease in the average borrowing rate to 1.49%, partly offset by a $1.8 million, or 4.7%, increase in average advances.

In December 2015, Salisbury issued $10 million of subordinated debentures. The proceeds of such issuance, along with cash-on-hand, were used by Salisbury to fully redeem $16 million of its outstanding Series B Preferred Stock, which was issued pursuant to the participation in the U.S. Treasury’s SBLF program. Interest expense on the subordinated debt for 2020 and 2019 was $0.6 million and $0.6 million, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses was $5.0 million for 2020, compared with $1.0 million for 2019. Net loan charge-offs were $0.2 million and $0.6 million, for the respective years. The higher provision for loan losses in 2020 primarily reflected management’s assessment of the impact of COVID-19 on certain qualitative and environmental factors and impaired loans as well as loan growth. Management will continue to monitor the impact of the virus on its borrowers and adjust the allowance as appropriate. The length of time required for the economy to substantially recover from the virus will have a direct impact on Salisbury’s provision and allowance for loan losses. A longer recovery or another forced shutdown that leads to sustained levels of unemployment will likely result in an increase in Salisbury’s provision and allowance for loan losses.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$8,895	$7,831	$6,776	$6,127	$5,716
Acquisition Discount Transfer	-	663	-	-	-
Provision for loan losses	5,038	955	1,728	1,020	1,835
Charge–offs
Real estate mortgages	(70)	(461)	(558)	(733)	(1,031)
Commercial and industrial	(362)	(145)	(108)	(162)	(452)
Consumer	(70)	(36)	(81)	(76)	(67)
Charge-offs	(502)	(642)	(747)	(971)	(1,550)
Recoveries
Real estate mortgages	306	5	18	286	32
Commercial and industrial	2	46	27	296	72
Consumer	15	37	29	18	22
Recoveries	323	88	74	600	126
Net charge-offs	(179)	(554)	(673)	(371)	(1,424)
Balance, end of period	$13,754	$8,895	$7,831	$6,776	$6,127

Loans receivable, gross	$1,041,864	$934,946	$915,689	$807,190	$768,064
Non-performing loans	5,648	3,620	6,514	6,635	8,792
Accruing loans past due 30-89 days	6,838	2,077	2,165	3,536	4,537
Ratio of allowance for loan losses:
to loans receivable, gross	1.32%	0.95%	0.85%	0.84%	0.80%
to non-performing loans	243.50	245.72	120.21	102.13	69.69
Ratio of non-performing loans
to loans receivable, gross	0.54	0.39	0.71	0.82	1.14
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.66	0.22	0.24	0.44	0.59

The reserve coverage at December 31, 2020, as measured by the ratio of allowance for loan losses to gross loans, was 1.32%, as compared with 0.95% at December 31, 2019. Excluding loans advanced under the SBA’s Paycheck Protection Program, the ratio of the allowance to gross loans was 1.44% at December 31, 2020. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) increased $2.0 million to $5.6 million, or 0.54% of gross loans receivable, at December 31, 2020, up from $3.6 million or 0.39% of gross loans receivable at December 31, 2019. The increase in non-performing loans from the prior year end primarily reflected loans of $3.7 million placed on non-accrual status partly offset by loan sales of $0.7 million, loan payments of $0.5 million and loans returned to accruing status of $0.5 million. Accruing loans past due 30-89 days increased from $2.1 million, or 0.22%, of gross loans receivable at December 31, 2019 to $6.8 million, or 0.66%, of gross loans receivable at December 31, 2020. The increase included loans of $3.0 million that matured in fourth quarter 2020, most of which are expected to renew in first quarter 2021. See “Overview – Loan Credit Quality” below for further discussion and analysis.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Trust and wealth advisory	$4,194	$3,995	$3,700	$199	5.0%	$295	8.0%
Service charges and fees	3,072	4,028	3,718	(956)	(23.7)	310	8.3
Mortgage banking activities, net	1,621	423	397	1,198	283.2	26	6.5
Gains (Losses) on CRA mutual fund	19	25	(18)	(6)	(24.0)	43	(238.9)
Gains on securities, net	196	263	318	(67)	(25.5)	(55)	(17.3)
Bank-owned life insurance (“BOLI”) income	495	392	337	103	26.3	55	16.3
Gain on bank-owned life insurance	601	-	341	601	n/a	(341)	(100.0)
Other	125	124	152	1	0.8	(28)	(18.4)
Total non-interest income	$10,323	$9,250	$8,945	$1,073	11.6%	$305	3.4%

Non-interest income increased $1.0 million, or 11.6%, in 2020 versus 2019. Trust and Wealth Advisory revenues increased $199 thousand mainly due to growth in asset-based fees. Service charges and fees decreased $956 thousand from 2019. During the twelve-month period ended December 31, 2020, Salisbury waived approximately $754 thousand in various deposit fees, including overdraft and ATM fees, to support customers affected by COVID-19. These fees were reinstituted in late November 2020. Mortgage banking activities, net increased $1.2 million on higher sales volume. Mortgage loan sales totaled $59.8 million in 2020 versus $6.4 million in 2019. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $134.4 million and $106.3 million at December 31, 2020 and 2019, respectively. In 2020, the Bank recorded a non-taxable gain of $601 thousand related to proceeds received from a BOLI policy due to the death of a covered former employee. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Salaries	$11,828	$12,048	$12,003	($220)	(1.8%)	$45	0.4%
Employee benefits	4,533	4,384	4,280	149	3.4	104	2.4
Premises and equipment	4,019	4,016	4,535	3	0.1	(519)	(11.4)
Data processing	2,211	2,201	2,119	10	0.5	82	3.9
Professional fees	2,741	2,213	2,236	528	23.9	(23)	(1.0)
OREO gains, losses and write-downs, net	-	408	275	(408)	(100.0)	133	48.4
Collections, OREO, and loan related	323	436	578	(113)	(25.9)	(142)	(24.6)
FDIC insurance	466	261	579	205	78.5	(318)	(54.9)
Marketing and community support	573	619	815	(46)	(7.4)	(196)	(24.0)
Amortization of intangibles	321	388	454	(67)	(17.3)	(66)	(14.5)
Other	2,023	1,938	1,961	85	4.4	(23)	(1.2)
Non-interest expense	$29,038	$28,912	$29,835	$126	0.4%	($923)	(3.1%)

Non-interest expenses increased $126 thousand, or 0.4%, in 2020 versus 2019. Salaries decreased $220 thousand as higher production and incentive accruals as well as higher overtime costs were more than offset by an increase in deferred compensation costs associated with originating loans, including PPP loans. Benefits increased $149 thousand compared to the same period in 2019. The increase was primarily due to a one-time reduction of $328 thousand received in the fourth quarter 2019 due to the modification of key terms of agreements related to BOLI policies and higher accruals for performance based restricted stock units, partly offset by lower expenses for phantom stock appreciation units. See Note 16 for a further discussion of Salisbury’s Long-Term Incentive Compensation Plans. Premises and equipment increased $3 thousand mainly due to increased software expense partially offset by lower depreciation, building maintenance and utilities costs. Data processing increased $10 thousand mainly due to ATM fees and core data processing costs partially offset by lower Trust and Wealth data processing expense. The increase in professional fees of $528 thousand versus the twelve month period 2019 primarily reflected higher consulting and investment management expenses, partly offset by lower legal costs. Collections, OREO and loan related expense decreased $113 thousand due to OREO losses in the twelve month period 2019. The increase in FDIC insurance expense primarily reflected non-recurring assessment credits of $240 thousand received in 2019. Marketing and community support costs decreased $46 thousand compared to the same period in 2019 primarily due to lower marketing expenditures partially offset by increased contributions. Amortization of intangible assets decreased $67 thousand due to the aging off of expenses related to previous acquisitions. Other expenses increased $85 thousand and primarily reflected accruals related to litigation matters occurring in the normal course of business.

Income Taxes

The effective income tax rates for 2020 and 2019 were 17.0% and 17.5%, respectively. Salisbury’s effective tax rate was less than the 21% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax-exempt income. For further information on income taxes, see Note 13 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2020, 2019 or 2018, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. Salisbury avails itself of this benefit through its PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

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

Tax equivalent interest and dividend income from securities increased $0.5 million, or 22.2%, to $2.9 million in 2019, as a result of a $8.3 million, or 9.4%, increase in average security balances, and a 32 basis point increase in average yield. Interest from short term funds decreased $20 thousand in 2019 as a result of a 19 basis point increase in average yield, partially offset by a $5.2 million, or 12.7%, decrease in average short term balances.

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

Provision and Allowance for Loan Losses

The provision for loan losses was $1.0 million for 2019, compared with $1.7 million for 2018. Net loan charge-offs were $0.6 million and $0.7 million, for the respective years. The lower provision for loan losses in 2019 primarily reflected lower originations. In first quarter 2019, Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan loss reserves. As a result of this transfer, gross loans receivable and the allowance for loan losses increased by $0.7 million. The balance of net loans receivable did not change as a result of this transfer.

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

Non-Interest Expense

Non-interest expenses decreased $923 thousand, or 3.1%, in 2019 versus 2018. Salaries expense increased $45 thousand due to higher base salaries, merit increases, and short-term incentive accruals partly offset by lower production accruals due to lower loan volume. Employee benefits expense for 2019 included a non-recurring reduction of $328 thousand, which reflected changes to the calculation of death benefits for bank-owned life insurance policies. This credit, as well as lower 401K and ESOP accruals, was more than offset by higher medical insurance costs and higher deferred compensation accruals. Premises and equipment expense decreased $519 thousand from 2018 as the prior year included a charge of $171 thousand to write-off the remainder of the lease and fixed assets related to the Bank’s previously occupied Fishkill, New York branch location as well as a charge of $95 thousand to write-off the remaining term of a third-party software contract. Software maintenance costs and depreciation costs were also lower. Data processing expense increased $82 thousand mainly as a result of higher core data processing costs. The decrease of $23 thousand in professional fees reflected lower consulting and internal audit costs partly offset by higher external audit and regulatory exam costs, as well as higher investment management expenses. OREO losses and write-downs increased $133 thousand from 2018. Collections, OREO and appraisal expenses decreased $142 thousand primarily due to lower appraisal fees, lower carrying costs and lower taxes. The $318 thousand decrease in FDIC insurance reflected $240 thousand in non-recurring assessment credits received by the Bank in 2019. Marketing and community support decreased $196 thousand due to costs incurred in the prior year for the Fishkill, New York branch relocation, the timing of contributions and lower overall marketing spend. Amortization of intangibles and all other operating expenses collectively decreased $89 thousand from 2018.

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

Overview

Assets

During 2020, Salisbury’s assets increased by $181.2 million to $1.294 billion, while net loans increased $100.3 million at December 31, 2020. Asset and loan growth included approximately $85 million of PPP loans. Salisbury also experienced a significant build up in cash balances as a result of the funding of the PPP loans. The balance of cash and cash equivalents increased $66.3 million to $93.2 million at December 31, 2020. Salisbury has employed excess cash to pay down borrowings and invest in additional available-for-sale securities. At December 31, 2020, Salisbury’s tangible book value and book value per common share were $38.78 and $43.88, respectively. At December 31, 2020, the Bank’s Tier 1 leverage and total risk-based capital ratios were 8.90% and 13.57%, respectively. As of December 31, 2020, the Bank was categorized as "well capitalized."

Securities and Short-Term Funds

During 2020, securities increased $5.1 million to $101.0 million, while short-term funds (cash and due from banks and interest-bearing deposits with other banks) increased $66.3 million to $93.2 million. The carrying values of securities are as follows:

December 31, (dollars in thousands)	2020	2019	2018
Available-for-Sale
U.S. Government agency notes	$7,851	$4,644	$7,670
Municipal bonds	27,617	27,193	5,379
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	36,573	29,357	57,446
Collateralized mortgage obligations:
U.S. Government agencies	17,454	25,499	17,747
Corporate bonds	8,916	5,108	3,576
CRA mutual fund	917	882	836
Non-Marketable
FHLBB stock	1,713	3,242	4,496
Total Securities	$101,041	$95,925	$97,150

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management does not consider any of its securities to be OTTI at December 31, 2020. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity.

Accumulated other comprehensive income at December 31, 2020 included net unrealized holding gains, net of tax, of $3.0 million, which is an increase of $1.6 million from December 31, 2019.

Loans

During 2020, net loans receivable increased $100.3 million, or 11%, to $1.027 billion at December 31, 2020. Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2020, Salisbury originated a record $147.6 million of residential mortgage loans and $9.0 million of home equity loans for the portfolio, compared with $53.4 million and $7.5 million, respectively, in 2019. During 2020, total residential mortgage and home equity loans receivable declined by $1.7 million to $425.7 million at December 31, 2020, and represent 40.9% of gross loans receivable. During 2020, Salisbury’s residential mortgage lending department also originated and sold $59.8 million of residential mortgage loans, compared with $6.4 million during 2019. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounted to $7.9 million at December 31, 2020, representing 0.7% of gross loans receivable.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients’ credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Salisbury originated $221.8 million of commercial loans during 2020 compared with $155.4 million in 2019. Total commercial loans, which include commercial real estate, commercial and industrial and municipal loans, increased $101.6 million to $591.2 million at December 31, 2020, and represent 56.7% of gross loans receivable. Additionally, in 2020, Salisbury processed 932 loan applications for nearly $100 million under the SBA’s PPP program. At December 31, 2020 approximately $85 million of these loans remained on Salisbury’s balance sheet. These loans are categorized as “commercial and industrial” in the table below.

The principal categories of loans receivable and loans held-for-sale are as follows:

December 31, (in thousands)	2020	2019	2018	2017	2016
Residential 1-4 family	$352,001	$346,299	$345,862	$317,639	$301,128
Residential 5+ multifamily	37,058	35,455	36,510	18,108	13,625
Construction of residential 1-4 family	8,814	11,889	12,041	11,197	10,951
Home equity lines of credit	27,804	33,798	34,433	33,771	35,487
Residential real estate	425,677	427,441	428,846	380,715	361,191
Commercial	310,841	289,795	283,599	249,311	235,482
Construction of commercial	31,722	8,466	8,976	9,988	5,398
Commercial real estate	342,563	298,261	292,575	259,299	240,880
Farm land	3,198	3,641	4,185	4,274	3,914
Vacant land	14,079	7,893	8,322	7,883	6,600
Real estate secured	785,517	737,236	733,928	652,171	612,585
Commercial and industrial	227,148	169,411	162,905	132,731	141,473
Municipal	21,512	21,914	14,344	17,494	8,626
Consumer	7,687	6,385	4,512	4,794	5,380
Loans receivable, gross	1,041,864	934,946	915,689	807,190	768,064
Deferred loan origination fees and costs, net	(372)	1,362	1,421	1,289	1,247
Allowance for loan losses	(13,754)	(8,895)	(7,831)	(6,776)	(6,127)
Loans receivable, net	$1,027,738	$927,413	$909,279	$801,703	$763,184
Loans Held-for-sale
Residential 1-4 family	$2,735	$332	$-	$669	$-

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2020 (in thousands)	Within 1 year	Within 2-5 years	After 5 years	Total
Residential	$3,690	$9,674	$384,509	$397,873
Home equity lines of credit	-	562	27,242	27,804
Commercial	11,567	18,935	280,339	310,841
Construction of commercial	389	3,968	27,365	31,722
Land	2,693	6,827	7,757	17,277
Real estate secured	18,339	39,966	727,212	785,517
Commercial and industrial	13,520	116,143	97,485	227,148
Municipal	13,714	2,510	5,288	21,512
Consumer	316	1,816	5,555	7,687
Loans receivable, gross	$45,889	$160,435	$835,540	$1,041,864

The composition of loans receivable with either fixed, variable or adjustable interest rates is as follows:

December 31, 2020 (in thousands)	Fixed interest rates	Variable or adjustable interest rates	Total Loans
Residential	$205,333	$192,540	$397,873
Home equity lines of credit	-	27,804	27,804
Commercial	71,127	239,714	310,841
Construction of commercial	15,892	15,830	31,722
Land	9,824	7,453	17,277
Real estate secured	302,176	483,341	785,517
Commercial and industrial	170,120	57,028	227,148
Municipal	19,916	1,596	21,512
Consumer	2,775	4,912	7,687
Loans receivable, gross	$494,987	$546,877	$1,041,864
Percentage of Total	47.5%	52.5%	100.0%

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, this guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus. The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings (“TDRs”). Section 4013 of the CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied Section 4013 guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis.

As of December 31, 2020, 15 commercial loans ($29.8 million loan balances) were granted payment deferrals. Approximately sixty percent of the deferred loan payments ($17.9 million loan balance) related to borrowers in the hospitality industry and another thirty percent ($8.5 million loan balance) related to borrowers in the entertainment & recreation industry. The loan balance for which payments were deferred represented approximately 3.1% of Salisbury’s gross loan balance at December 31, 2020, excluding loans granted under the SBA’s Paycheck Protection Program. There were no outstanding deferrals related to residential and consumer loans as of December 31, 2020. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower’s final payment. Salisbury evaluated each borrower’s request for loan payment deferrals on a case-by case-basis. Salisbury also reviewed the credit characteristics and internal risk rating assigned to each borrower that was granted a deferral. This review considered several factors, which included an assessment of COVID-19’s impact on the operations of the business, other sources of liquidity available to a borrower for loan payments, the borrower’s cooperation, the value of collateral and the number of payment deferrals granted to that borrower. Salisbury also considered a borrower’s ability to make partial payments, which represent a subset or combination of principal, interest and mortgage taxes. At December 31, 2020, six of the loans deferring payments were deferring principal only, eight loans were deferring principal and interest and one loan was deferring principal and mortgage taxes.

The CARES Act provides emergency economic relief to individuals and businesses impacted by the virus. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Bank was automatically qualified to originate loans under the PPP. Salisbury processed 932 PPP loans for a principal balance of approximately $100 million primarily for existing customers. The expected forgiveness amount is the amount of loan principal the lender reasonably expects the borrower to spend on payroll costs, mortgage interest, rent and utilities during the covered period after the loans are funded. On June 5, 2020, the Paycheck Protection Program Flexibility Act (“PPPFA”) was signed into law. The PPPFA increased the covered period from eight weeks to twenty-four weeks, reduced the portion of the loan that must be spent on payroll costs from 75% to 60% and extended the term of loans that are not forgiven from two years to five years. For PPP loans originated prior to June 5, 2020, borrowers and lenders may mutually agree to increase the loan term to five years. The vast majority of PPP loans processed by Salisbury have a two-year term. Management funded these short-term loans through a combination of deposits, short-term Federal Home Loan Bank (“FHLB”) advances, and brokered deposits. Salisbury did not participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”). As of December 31, 2020, Salisbury had approximately $85 million of PPP loans on its balance sheet.

On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. Certain provisions of the CARES Act were modified and extended by the Act. One of the features of the Act was the provision of $284 billion in additional funding for the PPP program, including a Second draw Paycheck Protection Program for qualifying businesses for which there was a quarterly revenue reduction of at least 25% compared to the same quarter in 2019. Salisbury will participate in the additional PPP program, which began in January 2021. Salisbury expects the demand for second draws to be lower. The Bank will fund the loans through deposits, short-term FHLB advances or brokered certificate of deposits, as necessary.

Past Due Loans

Loans past due 30 days or more increased $5.5 million during 2020 to $9.9 million, or 0.95% of gross loans receivable at December 31, 2020, compared with $4.4 million, or 0.47% of gross loans receivable at December 31, 2019. The increase included loans of $3.0 million that matured during fourth quarter 2020, most of which are expected to renew in first quarter 2021.

The components of loans past due 30 days or greater are as follows:

(in thousands)	2020	2019	2018
Past due 30-59 days	$5,263	$1,351	$1,435
Past due 60-89 days	1,575	726	730
Past due 90-179 days	1	3	795
Past due 180 days and over	11	-	-
Accruing loans	6,850	2,080	2,960
Past due 30-59 days	480	290	208
Past due 60-89 days	179	-	108
Past due 90-179 days	768	271	812
Past due 180 days and over	1,665	1,775	3,517
Non-accrual loans	3,092	2,336	4,645
Total loans past due 30 days and over	$9,942	$4,416	$7,605

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Non-Performing Assets

Non-performing assets increased $1.7 million to $5.6 million at December 31, 2020, or 0.44% of assets, from $3.9 million or 0.35% of assets at December 31, 2019. The increase from the prior year end primarily reflected loans of $3.7 million placed on non-accrual status partly offset by loan sales of $0.7 million, loan payments of $0.5 million and loans of $0.5 million which returned to accruing status. The components of non-performing assets are as follows:

December 31, (in thousands)	2020	2019	2018	2017	2016
Residential 1-4 family	$1,508	$1,551	$2,092	$2,045	$1,920
Residential 5+ multifamily	861	861	1,000	151	163
Home equity lines of credit	154	105	411	66	519
Commercial	2,544	914	1,640	3,622	4,901
Farm land	158	186	216	250	1,002
Vacant land	37	-	-	-	-
Real estate secured	5,262	3,617	5,359	6,134	8,505
Commercial and industrial	374	-	360	470	27
Consumer	-	-	-	-	4
Non-accrual loans	5,636	3,617	5,719	6,604	8,536
Accruing loans past due 90 days and over	12	3	795	31	256
Non-performing loans	5,648	3,620	6,514	6,635	8,792
Foreclosed assets	-	314	1,810	719	3,773
Non-performing assets	$5,648	$3,934	$8,324	$7,354	$12,565

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2020	2019	2018
Income in accordance with original terms	$297	$302	$328
Income recognized	57	40	36
Reduction in interest income	$240	$262	$292
28

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2020	2019	2018
Current	$2,545	$1,281	$1,074
Past due 30-59 days	480	290	208
Past due 60-89 days	179	-	108
Past due 90-179 days	769	274	1,607
Past due 180 days and over	1,675	1,775	3,517
Total non-performing loans	$5,648	$3,620	$6,514

At December 31, 2020, 45.06% of non-performing loans were current with respect to loan payments, compared with 35.39% at December 31, 2019. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosure or litigation.

Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $1.0 million in 2020 to $7.8 million, or 0.75% of gross loans receivable, from $8.8 million, or 0.94% of gross loans receivable at December 31, 2019. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2020	2019	2018
Residential 1-4 family	$2,798	$3,901	$2,824
Residential 5+ multifamily	103	116	675
Home equity lines of credit	-	-	47
Personal	26	36	-
Vacant land	130	180	190
Commercial	3,105	3,419	2,924
Real estate secured	6,162	7,652	6,660
Commercial and industrial	111	126	141
Accruing troubled debt restructured loans	6,273	7,778	6,801
Residential 1-4 family	378	152	289
Residential 5+ multifamily	861	861	1,000
Vacant land	37	-	-
Commercial	269	-	-
Real estate secured	1,545	1,013	1,289
Commercial and Industrial	-	-	-
Non-accrual troubled debt restructured loans	1,545	1,013	1,289
Troubled debt restructured loans	$7,818	$8,791	$8,090

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2020	2019	2018
Current	$5,737	$7,227	$6,340
Past due 30-59 days	536	470	461
Past due 60-89 days	-	81	-
Accruing troubled debt restructured loans	6,273	7,778	6,801
Current	237	19	359
Past due 30-59 days	-	-	67
Past due 60-89 days	-	-	-
Past due 90-179 days	178	133	634
Past due 180 days and over	1,130	861	229
Non-accrual troubled debt restructured loans	1,545	1,013	1,289
Total troubled debt restructured loans	$7,818	$8,791	$8,090

At December 31, 2020, 76.41% of troubled debt restructured loans were current with respect to loan payments, as compared with 82.43% at December 31, 2019. As of December 31, 2020, 2019 and 2018, there were specific reserves on troubled debt restructured loans amounting to $397 thousand, $582 thousand, and $252 thousand, respectively.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $8.3 million during 2020 to $18.2 million, or 1.75% of gross loans receivable at December 31, 2020, compared with $9.9 million, or 1.06% of gross loans receivable at December 31, 2019. The increase reflected the downgrade of two commercial loans of $9.5 million, partly offset by the payoff of a commercial & industrial line of credit of $0.8 million and other activity of $0.4 million. The components of potential problem loans were as follows:

December 31, (in thousands)	2020	2019	2018
Residential 1-4 family	$1,620	$2,109	$1,300
Residential 5+ multifamily	732	760	-
Home equity lines of credit	-	-	29
Residential real estate	2,352	2,869	1,329
Commercial	13,703	3,886	5,567
Construction of commercial	229	241	141
Commercial real estate	13,932	4,127	5,708
Farm land	1,427	1,521	-
Real estate secured	17,711	8,517	7,037
Commercial and industrial	486	1,384	605
Consumer	1	2	-
Total potential problem loans	$18,198	$9,903	$7,642

The past due status of potential problem loans was as follows:

December 31, (in thousands)	2020	2019	2018
Current	$17,598	$9,654	$6,543
Past due 30-59 days	40	108	78
Past due 60-89 days	560	138	226
Past due 90-179 days	-	3	795
Total potential problem loans	$18,198	$9,903	$7,642

At December 31, 2020, 96.70% of potential problem loans were current with respect to loan payments, as compared with 97.49% at December 31, 2019. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $209.6 million during 2020, or 23%, to $1.1 billion at December 31, 2020, compared with $919.5 million at December 31, 2019. The increase in deposits partly reflected the funding of PPP loans in 2020. Retail repurchase agreements decreased $1.4 million during 2020 to $7.1 million at December 31, 2020, compared with $8.5 million at December 31, 2019.

The distribution of average total deposits by account type was as follows:

	December 31, 2020			December 31, 2019
(in thousands)	Average Balance	Percent	Weighted Average	Average Balance	Percent	Weighted Average
Demand deposits	$294,603	27.94%	0.00%	$231,169	24.50%	0.00%
Interest-bearing checking accounts	183,870	17.44	0.24	155,463	16.48	0.39
Regular savings accounts	175,204	16.61	0.26	175,011	18.55	0.87
Money market savings	256,402	24.31	0.45	222,090	23.54	1.05
Certificates of deposit	144,488	13.70	1.27	159,863	16.94	1.80
Total deposits	$1,054,567	100.00%	0.37%	$943,596	100.00%	0.78%

The classification of certificates of deposit by interest rates was as follows:

	At December 31,
Interest rates	2020	2019
Less than 1.00%	$73,538	$34,261
1.00% to 1.99%	25,589	46,502
2.00% to 2.99%	31,889	46,463
3.00%	498	498
Total	$131,514	$127,724

The distribution of certificates of deposit by interest rate and maturity was as follows:

	At December 31, 2020
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$65,116	$13,646	$1,170	$3,691	$83,623	63.58%
1.00% to 1.99%	9,878	15,632	2,585	5,368	33,463	25.44%
2.00% to 2.99%	7,382	784	2,735	3,029	13,930	10.59%
3.00% to 3.99%	-	498	-	-	498	0.38%
Total	$82,376	$30,560	$6,490	$12,088	$131,514	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100 thousand or more were as follows:

December 31, 2020 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$10,640	$24,591	$19,027	$30,837	$85,095

FHLBB advances decreased $38.2 million during 2020 to $12.6 million at December 31, 2020, compared with $50.9 million at December 31, 2019. The net decrease primarily reflected net new amortizing borrowings of $10.0 million offset by $30.0 million of maturities and $3.2 million of amortization in 2020. In addition, in fourth quarter 2020 Salisbury utilized excess cash to prepay a $15 million advance that was scheduled to mature in July 2021. Salisbury incurred a penalty of approximately $60 thousand as a result of this prepayment. Salisbury also has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts. These letters of credit are secured primarily by residential mortgage loans. The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding. At December 31, 2020, $20.0 million of letters of credit were outstanding compared with $18.0 million at December 31, 2019. Salisbury’s excess borrowing capacity at the FHLB was $255.5 million compared with $233.7 million at December 31, 2019. The increase in capacity reflected the pledging of additional residential and commercial loans as collateral.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2020	2019
Highest month-end balance during period	$15,000	$47,000
Ending balance	-	30,000
Average balance during period	5,956	5,670

Subordinated Debentures

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed to Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $500 thousand to certain of Salisbury’s related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the terms of the note payable provide that the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. Salisbury is monitoring the industry’s transition from LIBOR as a market reference rate. The Notes are redeemable, without penalty, on or after December 15, 2020 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury’s payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. As a result of the Notes being within five (5) years of their maturity date, Tier 2 capital at the parent company only will decrease in an amount equal to 20.0% of the outstanding Notes per year until the Notes mature in 2025 or are earlier redeemed.

Subordinated debentures totaled $9.9 million at December 31, 2020, which includes $117 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.25%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2020 include operating leases, capital leases, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 5 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2020. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2020 (in thousands)	Within	After 1 year	After 3 years	After
By Remaining Maturity	1 year	Within 3 years	Within 5 years	5 years	Total
Residential	$-	$5,177	$-	$6,484	$11,661
Home equity lines of credit	500	-	71	28,348	28,919
Commercial	3,057	305	520	6,221	10,103
Land	496	-	-	70	566
Real estate secured	4,053	5,482	591	41,123	51,249
Commercial and industrial	33,173	761	1,356	59,564	94,854
Municipal	-	1,554	-	250	1,804
Consumer	5	-	-	2,072	2,077
Unadvanced portions of loans	37,231	7,797	1,947	103,009	149,984
Commitments to originate loans	49,753	-	-	-	49,753
Standby letters of credit	4,647	110	-	1	4,758
Total	$91,631	$7,907	$1,947	$103,010	$204,495

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

Operating activities for 2020 provided net cash of $13.8 million. Investing activities utilized net cash of $114.0 million, principally from purchases of securities of $37.4 million, net loan originations and principal collections of $107.4 million, a $3.5 million investment in BOLI and capital expenditures of $4.4 million, offset by sales, calls, and maturities of securities of $32.5 million, BOLI proceeds of $4.0 million and proceeds from the redemption of FHLB stock of $1.5 million. Financing activities provided net cash of $166.5 million, principally from a net deposit increase of $209.5 million and advances from FHLBB for $16.0 million, partly offset by FHLB advances payments of $54.3 million, and common stock dividends of $3.3 million, and a decrease of $1.4 million in securities sold under agreements to repurchase.

Operating activities for 2019 provided net cash of $14.3 million. Investing activities utilized net cash of $23.4 million, principally from purchases of securities of $53.5 million, loan originations and principal collections, net of $19.2 million, a $5.8 million investment in BOLI and capital expenditures of $2.0 million, offset by sales, calls, and maturities of securities of $55.4 million. Financing activities utilized net cash of $22.5 million, principally from the maturity of FHLBB advances of $37.0 million, a net deposit decrease of $7.2 million, and common stock dividends of $3.2 million, partly offset by FHLB advances of $20.5 million and an increase of $4.4 million in securities sold under agreements to repurchase.

Operating activities for 2018 provided net cash of $13.3 million. Investing activities utilized net cash of $118.1 million, principally from loan originations and principal collections, net of $102.3 million and purchases of securities of $41.6 million, offset by sales, calls, and maturities of securities of $27.8 million. Financing activities provided net cash of $114.8 million, principally from a net deposit increase of $103.0 million, FHLBB advances of $37.0 million and an increase of $2.4 million in securities sold under agreements to repurchase, partly offset by net principal payments on FHLB advances of $24.5 million and common stock dividends of $3.1 million.

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $11.1 million in 2020 to $124.7 million at December 31, 2020. Contributing to the increase in shareholders’ equity was net income of $11.9 million, a gain in other comprehensive income of $1.7 million and restricted stock awards of $0.7 million to certain of Salisbury’s directors and employees, partially offset by common stock dividends declared of $3.3 million.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows at December 31, 2020 and 2019 under the regulatory capital rules then in effect:

	Minimum Capital Adequacy Requirement		Minimum Ratios to be Well Capitalized		Actual Bank Ratios
	2020	2019	2020	2019	2020	2019
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	13.57%	12.84%
Common Equity Tier 1 Capital	4.50	4.50	6.50	6.50	12.31	11.83
Tier 1 Capital (to risk-weighted assets)	6.00	6.00	8.00	8.00	12.31	11.83
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	8.90 [1]	9.60

1 Excluding average PPP loan balances of $62.0 million, the Bank’s Tier 1 Capital (to average assets) ratio would have been approximately 9.35% at December 31, 2020.

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

The FRB’s final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until it reached its final level of 2.50% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

As of December 31, 2020, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a “Community Bank Leverage Ratio” (“CBLR”) that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) (“qualifying community banking organizations”) may elect to report the components of its Tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that “elects to use the CBLR framework” will not be subject to other risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements for purposes of the agencies’ Prompt Corrective Action (“PCA”) framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria, but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed “well capitalized” for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period( including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule became effective on January 1, 2020. The Bank would qualify for the CBLR methodology and would also be considered to be well capitalized if it elected to utilize such methodology. The Bank is currently evaluating the benefits of transitioning to this simplified methodology for assessing capital adequacy.

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

Dividends

In January 2020, the Board of Directors of Salisbury Bank approved a $0.01 increase in the quarterly dividend. During 2020 and 2019, Salisbury declared and paid four quarterly common stock dividends of $0.29 and $0.28 per common share each quarter, respectively, totaling $3.3 million and $3.2 million, respectively. The Board of Directors of Salisbury declared a common stock dividend of $0.29 per common share payable on February 26, 2021 to shareholders of record on February 12, 2021. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2020 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2020, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – little to no change in rates through the end of the second quarter of 2021 with the yield curve rise beginning in the third quarter 2021 and a gradual rise through 2021 with the treasury yield curve ultimately ending up higher as of December 31, 2022. The two year, five year and 10 year treasury as of December 31, 2022 are ultimately 0.57%, 0.89% and 0.77% higher than actual rates as of December 31, 2020 and the Fed Funds rate does not increase over this horizon. The yield curve is ultimately positive sloping as treasury yields are projected to increase while the fed funds rate is not projected to increase. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2020, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2020.

December 31, 2020 (in thousands)	Months 1-12	Months 13-24
Immediately rising interest rates +300bp (static growth assumptions)	(3.8)%	2.5%
Immediately falling interest rates -100bp (static growth assumptions)	(1.8)	(2.9)
Immediately rising interest rates +400bp (static growth assumptions)	(4.9)	3.1

The negative exposure to net interest income to immediately and gradually rising rates as compared to the unchanged rate scenario results from a faster projected rise in the cost of funds versus income from earning assets, as relatively rate-sensitive money market and time deposits re-price faster than longer duration earning assets. The negative exposure to net interest income to immediately falling rates as compared to an unchanged rate scenario results from a greater decline in earning asset yields compared to rates paid on funding liabilities, as a result of faster prepayments on existing assets and lower reinvestment rates on future loans originated and securities purchased.

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

December 31, 2020 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government agency notes	$(85)	$(164)
Municipal bonds	(1,149)	(2,303)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(196)	(1,104)
Collateralized mortgage obligations
U.S. Government agencies	(109)	(497)
Corporate bonds	(222)	(419)
Total available-for-sale debt securities	$(1,761)	$(4,487)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	37
Consolidated Balance Sheets	40
Consolidated Statements of Income	41
Consolidated Statements of Comprehensive Income	42
Consolidated Statements of Changes in Shareholders' Equity	42
Consolidated Statements of Cash Flows	43-44
Notes to Consolidated Financial Statements	45-76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Salisbury Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

To the Shareholders and the Board of Directors

of Salisbury Bancorp, Inc.

Allowance for Loan Losses – General Reserve Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements, the Company has recorded an allowance for loan losses (ALL) in the amount of $13.8 million as of December 31, 2020, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date. The ALL at December 31, 2020, consists of two components: the ALL individually evaluated for impairment (specific reserves), representing $663 thousand, and the ALL collectively evaluated for impairment (general reserves), representing $13.1 million. The ALL is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. The general reserve component is based on a quantitative and qualitative analysis, whereby qualitative adjustments are applied to historical loss rates by loan segment. The development of the qualitative adjustments involves significant and subjective assumptions which require a high degree of judgment relating to: 1) the general economic and external operating environment, 2) the composition, terms and performance of the Company’s loan portfolio, 3) existing loan policies and the pace of portfolio growth, and 4) the expected impact of the disruption of the COVID-19 pandemic on the Company’s loan customers and the related impact on credit risk.

General reserve factors are based on specific quantitative and qualitative criteria representing key sources of risk within the loan portfolio. Such sources of risk include those relating to: changes in lending policies and procedures, changes in national and local economic and business conditions and developments, including the disruptive impact of the COVID-19 pandemic, changes in the nature and volume of the loan portfolio, changes in lending management and staff, trends in past due, classified, nonaccrual, and other loan categories, changes in the Company’s loan review system and oversight, changes in collateral values, credit concentration risk, and the competitive environment.

The qualitative adjustments contribute significantly to the general reserve component of the ALL and the ALL as a whole. Management’s identification and analysis of these considerations and related adjustments requires significant judgment. We identified the estimate of the qualitative adjustments in developing the general reserve component of the ALL as a critical audit matter as it required especially subjective auditor judgment.

How the Critical Audit Matter was addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

·	Testing the effectiveness of controls over the evaluation of the general reserve qualitative adjustments, including controls addressing:
o	Management’s review of the accuracy of data inputs used in the determination of and as the basis for the qualitative adjustments.
o	Management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative adjustments for the general reserve.
o	Management’s review of the mathematical accuracy of the ALL calculation.

·	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the general reserve qualitative adjustments, which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors.
o	Evaluation of the reasonableness of management’s judgements related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments and the resulting allocation to the ALL. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.
o	Analytically evaluating the qualitative adjustments year over year for directional consistency and testing for reasonableness, including the qualitative adjustment attributed to the estimated impact of the disruption of the COVID-19 pandemic on the Company’s loan customers.

To the Shareholders and the Board of Directors

of Salisbury Bancorp, Inc.

o	Testing the mathematical accuracy of the ALL calculation, including the application of the qualitative adjustments.

Goodwill Impairment Evaluation

As described in Notes 1 and 9 to the financial statements, the Company’s consolidated goodwill balance was $13.8 million at December 31, 2020, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that an impairment loss has occurred. The annual quantitative assessment of goodwill was performed utilizing a combination of (1) a market peer acquisition approach, comprised of a regional and national peer acquisition group, (2) a discounted cash flow analysis (income approach), and (3) a quoted market value approach. The evaluation of goodwill for impairment requires considerable judgment on the part of management and is sensitive to changes in underlying assumptions and factors. This judgment includes, but is not limited to, the selection of appropriate discount rates, the identification of relevant market comparables, and the development of cash flow projections. Additionally, the selection of one fair value technique over another, in assessing goodwill for impairment, may result in higher or lower fair value.

We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal consideration for this determination was the degree of auditor judgment required in assessing the appropriateness and reliability of key assumptions used by management, including discounted cash flows, discount rate, and prospective financial information, including the expected effects of the COVID-19 pandemic and resulting duration of its impact on the economy.

How the Critical Audit Matter was addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

·	Testing the effectiveness of controls over management’s goodwill impairment test including controls addressing:
o	Management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the discounted cash flow methodology.
o	Management’s evaluation of key assumptions used by a third-party valuation specialist, including discount rate, terminal growth rate, and other adjustments to market comparables.

·	Substantively testing management’s estimate, including evaluating their judgements and assumptions for estimating the fair value of the Company which included:
o	Evaluation of key financial data for accuracy, including comparison of prospective financial information to the Company’s approved budget.
o	Testing the completeness and accuracy of the underlying data provided to management’s third-party valuation specialist.
o	Evaluation of the appropriateness of valuation methodologies, discount rate, and overall reasonableness of the fair value.

/s/ Baker Newman & Noyes LLC

Portsmouth, New Hampshire

March 12, 2021

We have served as the Company’s auditor consecutively since 2015.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except share and per share amounts)	2020	2019
ASSETS
Cash and due from banks	$10,599	$7,406
Interest bearing demand deposits with other banks	82,563	19,479
Total cash and cash equivalents	93,162	26,885
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	98,411	91,801
CRA mutual fund	917	882
Federal Home Loan Bank of Boston stock at cost	1,713	3,242
Loans held-for-sale	2,735	332
Loans receivable, net (allowance for loan losses: $13,754 and $8,895)	1,027,738	927,413
Other real estate owned	-	314
Bank premises and equipment, net	20,355	17,385
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,207 and $4,886)	674	995
Accrued interest receivable	6,373	3,415
Cash surrender value of life insurance policies	21,182	20,580
Deferred taxes	2,412	1,249
Other assets	3,423	3,390
Total Assets	$1,293,660	$1,112,448
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$310,769	$237,852
Demand (interest bearing)	218,869	153,314
Money market	278,146	239,504
Savings and other	189,776	161,112
Certificates of deposit	131,514	127,724
Total deposits	1,129,074	919,506
Repurchase agreements	7,116	8,530
Federal Home Loan Bank of Boston advances	12,639	50,887
Subordinated debt	9,883	9,859
Note payable	208	246
Finance lease obligations	1,673	1,718
Accrued interest and other liabilities	8,315	8,047
Total Liabilities	1,168,908	998,793
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,843,292 and 2,825,912
Outstanding: 2,843,292 and 2,825,912	284	283
Unearned compensation – restricted stock awards	(774)	(795)
Paid-in capital	45,264	44,490
Retained earnings	76,974	68,320
Accumulated other comprehensive income, net	3,004	1,357
Total Shareholders' Equity	124,752	113,655
Total Liabilities and Shareholders' Equity	$1,293,660	$1,112,448

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2020	2019	2018
Interest and dividend income
Interest and fees on loans	$40,796	$39,742	$37,072
Interest on debt securities
Taxable	1,671	2,223	2,231
Tax exempt	672	545	136
Other interest and dividends	295	903	933
Total interest and dividend income	43,434	43,413	40,372
Interest expense
Deposits	3,890	7,324	4,656
Repurchase agreements	20	24	12
Finance lease	141	170	178
Note payable	14	16	18
Subordinated debt	618	624	624
Federal Home Loan Bank of Boston advances	605	1,143	1,733
Total interest expense	5,288	9,301	7,221
Net interest and dividend income	38,146	34,112	33,151
Provision for loan losses	5,038	955	1,728
Net interest and dividend income after provision for loan losses	33,108	33,157	31,423
Non-interest income
Trust and wealth advisory	4,194	3,995	3,700
Service charges and fees	3,072	4,028	3,718
Mortgage banking activities, net	1,621	423	397
Gains (losses) on CRA mutual fund	19	25	(18)
Gains on securities, net	196	263	318
Bank-owned life insurance (“BOLI”) income	495	392	337
Gain on bank-owned life insurance	601	-	341
Other	125	124	152
Total non-interest income	10,323	9,250	8,945
Non-interest expense
Salaries	11,828	12,048	12,003
Employee benefits	4,533	4,384	4,280
Premises and equipment	4,019	4,016	4,535
Data processing	2,211	2,201	2,119
Professional fees	2,741	2,213	2,236
OREO gains, losses and write-downs, net	-	408	275
Collections, OREO, and appraisals	323	436	578
FDIC insurance	466	261	579
Marketing and community support	573	619	815
Amortization of intangibles	321	388	454
Other	2,023	1,938	1,961
Total non-interest expense	29,038	28,912	29,835
Income before income taxes	14,393	13,495	10,533
Income tax provision	2,453	2,359	1,709
Net income	$11,940	$11,136	$8,824
Net income available to common stock	$11,775	$10,976	$8,713

Basic earnings per common share	$4.21	$3.95	$3.15
Diluted earnings per common share	$4.20	$3.93	$3.13
Common dividends per share	$1.16	$1.12	$1.12

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2020	2019	2018
Net income	$11,940	$11,136	$8,824
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	2,280	2,258	(202)
Reclassification of net realized gains in net income	(196)	(263)	(318)
Unrealized gains (losses) on securities available-for-sale	2,084	1,995	(520)
Income tax (expense) benefit	(437)	(418)	105
Unrealized gains (losses) on securities available-for-sale, net of tax	1,647	1,577	(415)
Other comprehensive income (loss), net of tax	1,647	1,577	(415)
Comprehensive income	$13,587	$12,713	$8,409

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands,	Common Stock		Paid-in	Retained	Unearned compensation- restricted stock	Accumulated other comp- rehensive income	Total share-holders'
except share amounts)	Shares	Amount	capital	earnings	awards	(loss)	equity
Balances at December 31, 2017	2,785,216	$279	$42,998	$54,664	$(606)	$179	$97,514
Net income for year	-	-	-	8,824	-	-	8,824
Adoption of ASU 2016-01	-	-	-	(16)	-	16	-
Other comprehensive loss, net of tax	-	-	-	-	-	(415)	(415)
Common stock dividends declared ($1.12 per share)	-	-	-	(3,133)	-	-	(3,133)
Stock options exercised	9,155	1	221	-	-	-	222
Issuance of restricted common stock	9,250	1	409	-	(410)	-	-
Forfeiture of restricted common stock	(800)	-	(33)	-	33	-	-
Issuance of directors restricted stock awards	3,960	-	175	-	(175)	-	-
Stock based compensation-restricted stock awards	-	-	-	-	447	-	447
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income for year	-	-	-	11,136	-	-	11,136
Other comprehensive income, net of tax	-	-	-	-	-	1,577	1,577
Common stock dividends declared ($1.12 per share)	-	-	-	(3,155)	-	-	(3,155)
Stock options exercised	4,725	-	82	-	-	-	82
Issuance of restricted common stock	11,530	2	457	-	(459)	-	-
Forfeiture of restricted common stock	(710)	-	(31)	-	31	-	-
Issuance of directors restricted stock awards	3,600	-	142	-	(142)	-	-
Retired Common Stock	(14)	-	-	-	-	-	-
Stock based compensation-restricted stock awards	-	-	70	-	486	-	556
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income for year	-	-	-	11,940	-	-	11,940
Other comprehensive income, net of tax	-	-	-	-	-	1,647	1,647
Common stock dividends declared ($1.16 per share)	-	-	-	(3,286)	-	-	(3,286)
Stock options exercised	3,105	-	53	-	-	-	53
Issuance of restricted common stock	12,275	1	439	-	(440)	-	-
Forfeiture of restricted common stock	(1,200)	-	(50)	-	50	-	-
Issuance of directors restricted stock awards	3,200	-	114	-	(114)	-	-
Stock based compensation-restricted stock awards	-	-	218	-	525	-	743
Balances at December 31, 2020	2,843,292	$284	$45,264	$76,974	$(774)	$3,004	$124,752

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2020	2019	2018
Operating Activities
Net income	$11,940	$11,136	$8,824
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	548	332	31
Bank premises and equipment	1,426	1,591	1,668
Core deposit intangible	321	388	454
Amortization of modification fees on Federal Home Loan Bank of Boston advances	70	232	232
Subordinated debt issuance costs	24	24	24
Mortgage servicing rights	151	51	48
Fair value adjustment on loans	-	(64)	(779)
Fair value adjustment on deposits	(4)	(8)	(37)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(196)	(263)	(318)
Sales of loans, excluding capitalized servicing rights	(1,204)	(82)	(71)
CRA Mutual Fund	(19)	(25)	18
Other real estate owned	-	408	275
Disposals of premises and equipment	-	-	85
Gain on redemption of bank owned life insurance	(601)	-	(341)
Provision for loan losses	5,038	955	1,728
Proceeds from loans sold	59,786	6,447	4,555
Loans originated for sale	(60,985)	(6,697)	(3,815)
Decrease (increase) in deferred loan origination fees and costs, net	1,734	59	(132)
Mortgage servicing rights originated	(534)	(61)	(43)
Increase in mortgage servicing rights impairment reserve	9	-	-
Increase in interest receivable	(2,958)	(267)	(478)
Deferred tax benefit	(1,600)	(391)	(494)
Decrease (increase) in prepaid expenses	393	(174)	(50)
Increase in cash surrender value of life insurance policies	(495)	(392)	(337)
Decrease in income tax receivable	-	137	760
Increase in income tax payable	83	235	-
(Increase) decrease in other assets	(52)	846	48
Increase in accrued expenses	327	352	769
(Decrease) increase in interest payable	(35)	(159)	138
(Decrease) increase in other liabilities	(107)	(835)	68
Stock based compensation-restricted stock awards	743	556	447
Net cash provided by operating activities	13,803	14,330	13,277
Investing Activities
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	1,529	1,254	(683)
Purchases of securities available-for-sale	(37,392)	(53,467)	(41,631)
Purchases of interest-bearing time deposits with financial institutions	-	(750)	-
Proceeds from sales of securities available-for-sale	15,589	41,814	10,036
Proceeds from calls of securities available-for-sale	655	75	695
Proceeds from maturities of securities available-for-sale	16,270	13,521	17,061
Reinvestment of CRA Mutual Fund	(16)	(21)	(19)
Loan originations and principal collections, net	(107,420)	(19,172)	(102,273)
Recoveries of loans previously charged off	323	88	74
Proceeds from sales of other real estate owned	314	1,088	289
Capital expenditures	(4,367)	(2,055)	(1,393)
Purchase of bank owned life insurance	(3,500)	(5,750)	-
Death benefit proceeds received	3,994	-	-
Net cash and cash equivalents paid in branch acquisition	-	-	(298)
Net cash utilized by investing activities	$(114,021)	$(23,375)	$(118,142)

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2020	2019	2018
Financing Activities
Increase in deposit transaction accounts, net	$205,778	$26,722	$58,658
Increase (decrease) in time deposits, net	3,794	(33,947)	44,300
(Decrease) increase in securities sold under agreements to repurchase, net	(1,414)	4,426	2,436
Short-term Federal Home Loan Bank of Boston advances, net	(21,000)	20,500	(17,500)
Long-term Federal Home Loan Bank of Boston advances	6,000	-	37,000
Long-term Federal Home Loan Bank of Boston repayments	(30,000)	(37,000)	(7,000)
Amortizing Federal Home Loan Bank of Boston advances	10,000	-	-
Amortizing Federal Home Loan Bank of Boston repayments	(3,318)	-	-
Principal payments on note payable	(38)	(34)	(33)
Decrease in finance lease obligation	(74)	(109)	(127)
Stock options exercised	53	82	222
Issuance of shares for directors’ fees	-	-	1
Common stock dividends paid	(3,286)	(3,155)	(3,133)
Net cash provided by (applied to) financing activities	166,495	(22,515)	114,824
Net increase (decrease) in cash and cash equivalents	66,277	(31,560)	9,959
Cash and cash equivalents, beginning of year	26,885	58,445	48,486
Cash and cash equivalents, end of year	$93,162	$26,885	$58,445
Cash paid during year
Interest	$5,233	$9,212	$6,864
Income taxes	3,970	2,378	1,443
Non-cash transfers
From loans to other real estate owned	-	-	1,654
Finance Lease Obligation	-	-	1,373
Finance Lease Paid-off
Fixed Asset	-	(1,158)	-
Lease liability	-	1,254	-
Deferred gain applied to bank premises and equipment	-	(96)	-
Transfer of unearned credit-related discount to allowance for loan losses	-	663	-
Adoption of ASU 2016-02 - Other assets	-	1,552	-
Adoption of ASU 2016-02 - Other liabilities	-	(1,552)	-
Extension of operating lease-other assets	29	-	-
Extension of operating lease-other liabilities	(29)	-	-
Adoption of ASU 2016-01	-	-	16
BOLI proceeds included in other assets	-	-	621
Branch acquisition (1)
Cash and cash equivalents (paid) acquired	$-	$-	$(298)
Net loans acquired	-	-	7,849
Fixed assets acquired (including capital leases)	-	-	761
Accrued interest receivable acquired	-	-	5
Other assets acquired	-	-	6
Deposits assumed	-	-	8,323

(1)	Includes branch acquisition of Orange Bank & Trust Company’s Fishkill, New York branch in 2018.

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) is the bank holding company for Salisbury Bank (the “Bank”), a State chartered commercial bank. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through fourteen full-service offices located in the Counties of Litchfield Connecticut, Berkshire, Massachusetts and Dutchess, Orange and Ulster, New York.

Principles of Consolidation

The consolidated financial statements include those of Salisbury and the Bank after elimination of all inter-company accounts and transactions.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, potential other-than-temporary impairment of securities and potential impairment of goodwill and intangibles.

Certain reclassifications have been made to the 2019 and 2018 consolidated financial statements to make them consistent with the 2020 presentation.

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

Interest Bearing Time Deposits with Financial Institutions

Interest bearing time deposits are balances held in CD’s in a CDARS program. Due to the nature of time deposits, Salisbury estimated that the carrying amount of such instruments are at par.

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

Mutual Funds

The Company holds a mutual fund investment which is reported as an equity investment with a readily determined fair value. Changes in the fair value of the mutual fund holding are reported in income as gains (losses) on CRA mutual fund with a corresponding increase or decrease in its carrying value on the consolidated balance sheet.

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2020. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

Loans receivable includes loans processed under the SBA’s PPP program. The PPP loans are reported at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized as an adjustment to yield over the lives of the related loans.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus. The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings (“TDRs”). Section 4013 of the CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied Section 4013 guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower’s final payment.

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

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of the pandemic, a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2020.

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

Loans collectively evaluated for impairment

The component of the allowance for loan losses for loans collectively evaluated for impairment is estimated by stratifying loans into segments and credit risk ratings and then applying management’s general loss allocation factors. Salisbury stratified its loans into the following loan segments: residential real estate secured (residential 1-4 family and 5+ multifamily, construction of residential 1-4 family, and home equity lines of credit), commercial real estate secured (commercial and construction of commercial), secured by land (farm and vacant land), commercial and industrial, municipal and consumer. The general loss allocation factors are based on expected loss experience adjusted for historical loss experience and other qualitative factors, including levels or trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. The qualitative factors are determined based on the various risk characteristics of each loan segment and are risk-weighted such that higher risk loans generally have a higher reserve percentage. In second quarter 2020, management added a new discrete loan pool for loans deemed to be a higher risk due to COVID-19. This new loan pool included commercial real estate and commercial and industrial loans that were deemed by management to be a higher risk of default as a result of the pandemic as well as residential and consumer loans which have been granted a second loan payment deferral by management. In addition, management increased the risk weights for loans with an internal risk rating of “4” (Watch), “5” (Special Mention) and “6” (Substandard”) to reflect the higher degree of inherent credit risk associated with these loans as a result of COVID-19. Management will actively monitor the population of loans in the new loan pool and evaluate the risk weightings to determine if further adjustments are warranted based on the impact of COVID-19.

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

Municipal loans – Loans in this segment are extensions of credit to municipal and other governmental entities throughout Salisbury’s market area. The bank-qualified, tax-exempt loans are backed by the full faith and credit of the borrowing entity with taxing or appropriating authority, as appropriate. Maturities range from one year for bond anticipation notes to twenty years for long-term project finance. The ability of the borrower to pay may be affected by an economic downturn resulting in a severe reduction in tax or other revenues coupled with the depletion of an entity’s reserve liquidity. Historical default rates for bank-qualified (small issuer) general obligation municipal credit facilities have been 0% since the asset class was created in 1986.

Consumer loans - Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Loans individually evaluated for impairment

This component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for all portfolio loans (except consumer loans and homogeneous residential real estate loans) by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral if the loan is collateral dependent or third-party market loan pricing. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan.

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

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not retain control over the assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

As of December 31, 2020, and 2019, the recorded investment in residential mortgage loans collateralized by residential real estate that were in the process of foreclosure was $0.1 million and $0.1 million, respectively.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury’s intangible assets at December 31, 2020, and 2019, include goodwill of $2.4 million arising from the purchase of a branch office in 2001, $7.2 million arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319 thousand arising from the 2007 purchase of a branch office in New York State, $2.7 million arising from the acquisition of Riverside Bank in December 2014 and $1.3 million from the purchase of an additional branch office in New York in 2017. See Note 9.

On an annual basis, management assesses intangible assets for impairment. For fiscal year 2019, this assessment was performed as of December 31, 2019. For fiscal year 2020, however, management performed the assessment as of November 30, 2020. Management changed the date of the assessment to ensure that there was adequate time to review the results and record an impairment charge, if necessary, prior to finalizing the financial statements for fiscal year 2020. There were no material changes in the Bank’s operating environment or financial results during the month of December 2020 that would have affected the outcome of the assessment. Based on the assessment, intangible assets were not impaired as of November 30, 2020. If a permanent loss in value was indicated, an impairment charge to income would have been recognized.

Derivative Instruments and Hedging Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in Topic 825, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Bank-Owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are generally not subject to income taxes. The Bank reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of tier one capital and the total cash surrender value of the life insurance policies is limited to 25% of tier one capital.

Stock Based Compensation

Stock based compensation expense is recognized, based on the fair value at the date of grant on a straight-line basis over the period of time between the grant date and vesting date. The expense for performance based restricted stock awards is accrued over a three year performance period based on the probability of achieving pre-determined thresholds or metrics.

Advertising Expense

Advertising costs of $393 thousand and $480 thousand in 2020 and 2019, respectively, are expensed as incurred and not capitalized.

Statements of Cash Flows

For the purpose of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and interest-bearing demand deposits with other financial institutions.

Computation of Earnings per Share

The Company defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that are included in computing earnings per share (“EPS”) using the two-class method. Unvested performance based restricted stock units issued by the Company do not contain non-forfeitable rights to dividends and are not deemed to be participating securities.

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

Revenue Recognition

A significant portion of Salisbury’s revenue, including interest income from loans and investments, falls outside the scope of ASC 606. Revenue from Salisbury’s Trust and Wealth Advisory business, service charges and fees and interchange fees, however, are within the scope of ASC 606. Revenue for these in-scope services are recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when the services are transferred to customers. Revenue is measured as the amount of consideration Salisbury expects to receive in exchange for providing the services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, Salisbury estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which Salisbury expects to be entitled. Variable consideration is included in the transaction price if, in Salisbury’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of Salisbury’s anticipated performance and all information (historical, current, and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” which clarified or addressed specific issues about certain aspects of the amendments in ASU 2016-13. The amendments in ASU 2019-11 clarified the following: (1) The allowance for credit losses (ACL) for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cashflows after acquisition; (2) Transition relief will be provided by permitting entities an accounting policy election to adjust the effective interest rate on existing troubled debt restructurings using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring; (3) Disclosure relief will be extended for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis; (4) An entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient. The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero.

Upon adoption, Salisbury will apply the standards’ provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. Salisbury anticipates that the adoption of ASU 2016-13 and related updates will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses. Salisbury has engaged a third-party software vendor to model the allowance for loan losses in conformance with this ASU. Salisbury will continue to refine this model and assess the impact to its consolidated financial statements.

The Bank is working towards the completion of its ACL methodology. To estimate the ACL for loans and off-balance sheet credit exposures, such as unfunded loan commitments, the Corporation will utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate is expected to include a one-year reasonable and supportable forecast period and thereafter a one-year reversion period to the historical mean of its macroeconomic assumption. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses.

Based on the credit quality of our existing available for sale debt securities portfolio, which primarily consists of obligations of U.S. government agency and U.S. government-sponsored enterprise securities, including mortgage-backed securities, Salisbury does not expect the adoption of ASU 2016-13, as it relates to debt securities, to be significant. For available for sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time.

The Bank is currently refining various ACL assumptions and running parallel calculations on a monthly basis. Salisbury expects to complete independent model validation and to finalize its documentation of ACL processes and controls by the first quarter of 2023.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU is intended to allow companies to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The FASB is researching whether similar amendments should be considered for other entities, including public business entities. ASU 2017-04 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019 and interim periods within those years. Entities should apply the guidance prospectively. On January 1, 2020, Salisbury adopted the new standard, which did not have a material impact on Salisbury’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. On January, 1, 2020, the Bank adopted the new standard, which only revised disclosure requirements and did not have a material impact on Salisbury’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:1. Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this Update also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. 2. Requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years; early adoption is permitted. Salisbury does not believe that the new standard will have a material impact on Salisbury’s Consolidated Financial Statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs.” Under current generally accepted accounting principles, entities amortize the premium on purchased callable debt securities to the earliest call date. If a callable debt security contains additional future call dates, entities should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess or premium should be amortized to the next call date. This ASU clarifies that the next call date is the first date when a call option at a specified price becomes exercisable. Once that date has passed, the next call date is when the next call option at a specified price becomes exercisable, if applicable. If there is no remaining premium or if there are no further call dates, the entity shall reset the effective yield using the payment terms of the debt security. ASU 2020-08 is effective for interim and annual reporting periods beginning after December 15, 2020; early adoption is not permitted. ASU 2020-08 is not expected to have a material impact on Salisbury’s Consolidated Financial Statements.

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848).” In response to the risk of cessation of the London Interbank Offered Rate (LIBOR) as a reference rate, this ASU clarifies the scope of Topic 848 so that derivatives affected by this transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that the financial statements are available to be issued. Salisbury is currently evaluating the impact of the transition from LIBOR to a new reference rate.

Other Regulatory Pronouncements

On March 12, 2020 the Securities and Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer”. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020 and apply to annual reports due on or after such effective date. Prior to these changes, Salisbury was designated as a “smaller reporting company” and an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of Salisbury’s most recent second quarter. The rule changed the definition of “accelerated filer” and expands the category of “non-accelerated filer” to include entities with public float of less than $700 million and less than $100 million in annual revenues. Salisbury meets the new definition of non-accelerated filer while continuing to qualify as a “smaller reporting company”. The categorization of “accelerated” or “large accelerated filer” determines the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Non-accelerated filers also have additional time to file quarterly and annual reports. All public companies are required to obtain and file annual financial statements audits as well as provide management’s assertion on the effectiveness of internal controls over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers. As the Bank has total assets exceeding $1.0 billion, it remains subject to the rules of the Federal Deposit Insurance Corporation, which requires an auditor attestation of internal controls over the Bank’s regulatory financial reporting.

NOTE 2 – MERGERS AND ACQUISITIONS

On December 5, 2014, the Company acquired Riverside Bank. Riverside Bank operated four banking offices serving Dutchess, Ulster and Orange Counties in New York, and was merged with and into the Bank. In first quarter 2019, Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan losses. There has been no activity on mergers and acquisitions in 2020.

The following table summarizes activity in the accretable yield for the acquired loan portfolio that falls under the purview of ASC 310-30.

Year Ended December 31, (in thousands)	2019
Balance at beginning of period	$204
Acquisitions	-
Accretion	(204)
Disposals	-
Reclassification from non-accretable to accretable	-
Balance at end of period	$-

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2020
Available-for-sale
U.S. Government Agency notes	$7,735	$153	$37	$7,851
Municipal bonds	25,831	1,787	1	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	35,240	1,376	43	36,573
Collateralized mortgage obligations:
U.S. Government agencies	17,054	400	-	17,454
Corporate bonds	8,750	166	-	8,916
Total securities available-for-sale	$94,610	$3,882	$81	$98,411
CRA mutual fund				$917
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,713	$-	$-	$1,713
(in thousands)	Amortized cost basis	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2019
Available-for-sale
U.S. Government Agency notes	$4,520	$125	$1	$4,644
Municipal bonds	26,562	704	73	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government sponsored enterprises	28,961	420	24	29,357
Collateralized mortgage obligations:
U.S. Government agencies	25,041	468	10	25,499
Corporate bonds	5,000	108	-	5,108
Total securities available-for-sale	$90,084	$1,825	$108	$91,801
CRA mutual fund				$882
Non-marketable securities
Federal Home Loan Bank of Boston stock	$3,242	$-	$-	$3,242

Sales of securities available-for-sale and gross gains and gross losses realized are as follows:

Years ended December 31, (in thousands)	2020	2019	2018
Proceeds	$15,589	$41,814	$10,036
Gains realized	293	371	361
Losses realized	(97)	(108)	(43)
Net gains realized	196	263	318
Income tax provision	41	55	67

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$2,553	$36	$20	$1	$2,573	$37
Municipal bonds	558	1	-	-	558	1
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	3,761	42	45	1	3,806	43
Total temporarily impaired securities	$6,872	$79	$65	$2	$6,937	$81

	Less than 12 Months		12 Months or Longer		Total
December 31, 2019 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$-	$-	$195	$1	$195	$1
Municipal bonds	6,273	73	-	-	6,273	73
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	5,781	22	704	2	6,485	24
Collateralized mortgage obligations:
U.S. Government Agencies	1,438	10	-	-	1,438	10
Total temporarily impaired securities	$13,492	$105	$899	$3	$14,391	$108

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

December 31, 2020 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 1 year but within 5 years	$2,497	$2,545	3.48%
	Total	2,497	2,545	3.48
Municipal bonds	After 5 years but within 10 years	2,731	2,910	2.59
	After 10 years	23,100	24,707	3.02
	Total	25,831	27,617	2.98
Corporate bonds	After 5 years but within 10 years	8,750	8,916	5.22
Mortgage-backed securities, CMO securities and SBA securities		57,532	59,333	2.00
Securities available-for-sale		$94,610	$98,411	2.61%

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

The following summarizes, by security type, the basis for evaluating if the applicable debt securities were OTTI at December 31, 2020.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Six securities had unrealized losses at December 31, 2020, which approximated 1.41% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2020.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. One security was in an unrealized loss position at December 31, 2020, which approximated 0.12% of its amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2020.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Five securities had unrealized losses at December 31, 2020, which approximated 1.11% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2020.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2020. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

See Note 7 to the Consolidated Financial Statements for further information.

NOTE 4 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

December 31,	2020	2019
(in thousands)	Total Loans	Total Loans
Residential 1-4 family	$352,001	$346,299
Residential 5+ multifamily	37,058	35,455
Construction of residential 1-4 family	8,814	11,889
Home equity lines of credit	27,804	33,798
Residential real estate	425,677	427,441
Commercial	310,841	289,795
Construction of commercial	31,722	8,466
Commercial real estate	342,563	298,261
Farm land	3,198	3,641
Vacant land	14,079	7,893
Real estate secured	785,517	737,236
Commercial and industrial	227,148	169,411
Municipal	21,512	21,914
Consumer	7,687	6,385
Loans receivable, gross	1,041,864	934,946
Deferred loan origination (fees) and costs, net	(372)	1,362
Allowance for loan losses	(13,754)	(8,895)
Loans receivable, net	$1,027,738	$927,413
Loans held-for-sale
Residential 1-4 family	$2,735	$332

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

At December 31, 2020 and 2019, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $65.3 million and $67.0 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges from the economic downturn caused by the COVID-19 virus pandemic (“virus”). Approximately 40% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 14% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 8% of the Bank’s commercial loans are to educational institutions and approximately 6% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include a ski resort, bowling alleys and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 182% as of December 31, 2020 and 169% at December 31, 2019 compared to the regulatory monitoring guideline of 300%.

Salisbury’s commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors. The duration of the economic shutdown and the time required for businesses to recover may adversely affect the ability of some borrowers to make timely loan payments. During such economic shutdown and recovery, the Bank may experience higher loan payment delinquencies and higher loan charge-offs, which could warrant increased provisions for loan losses. Management is currently unable to predict the extent to which the COVID-19 pandemic will impact these and other borrowers.

Salisbury processed 932 applications for loans of nearly $100 million under the SBA’s PPP program. The PPP loans are reported in the Commercial and Industrial category at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized as an adjustment to yield over the lives of the related loans, which is predominately two years. For the twelve months ended December 31, 2020, Salisbury recorded net interest income of $683 thousand and net origination fees of approximately $1.4 million. Management will participate in the SBA’s 2021 PPP program which launched in January 2021. Management anticipates that the volume of applications it processes will be lower than the number processed in 2020 in part due to eligibility thresholds implemented by the SBA.

Credit Quality

Salisbury uses credit risk ratings as part of its determination of the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions. Salisbury is currently evaluating certain enhancements to its credit risk rating model to further refine the assessment of credit risk in the loan portfolio.

Loans rated as "special mention" (5) possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

Loans rated as "substandard" (6) are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Residential 1-4 family	$342,243	$5,615	$4,143	$-	$-	$352,001
Residential 5+ multifamily	35,272	90	1,696	-	-	37,058
Construction of residential 1-4 family	8,814	-	-	-	-	8,814
Home equity lines of credit	27,393	257	154	-	-	27,804
Residential real estate	413,722	5,962	5,993	-	-	425,677
Commercial	276,866	15,565	18,410	-	-	310,841
Construction of commercial	31,493	-	229	-	-	31,722
Commercial real estate	308,359	15,565	18,639	-	-	342,563
Farm land	1,612	-	1,586	-	-	3,198
Vacant land	13,992	50	37	-	-	14,079
Real estate secured	737,685	21,577	26,255	-	-	785,517
Commercial and industrial	224,906	1,271	632	339	-	227,148
Municipal	21,512	-	-	-	-	21,512
Consumer	7,660	-	27	-	-	7,687
Loans receivable, gross	$991,763	$22,848	$26,914	$339	$-	$1,041,864

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Residential 1-4 family	$337,302	$4,278	$4,719	$-	$-	$346,299
Residential 5+ multifamily	33,619	99	1,737	-	-	35,455
Construction of residential 1-4 family	11,889	-	-	-	-	11,889
Home equity lines of credit	33,381	312	105	-	-	33,798
Residential real estate	416,191	4,689	6,561	-	-	427,441
Commercial	271,708	10,964	7,052	71	-	289,795
Construction of commercial	8,225	-	241	-	-	8,466
Commercial real estate	279,933	10,964	7,293	71	-	298,261
Farm land	1,934	-	1,707	-	-	3,641
Vacant land	7,834	59	-	-	-	7,893
Real estate secured	705,892	15,712	15,561	71	-	737,236
Commercial and industrial	167,458	443	1,510	-	-	169,411
Municipal	21,914	-	-	-	-	21,914
Consumer	6,344	3	38	-	-	6,385
Loans receivable, gross	$901,608	$16,158	$17,109	$71	$-	$934,946

The composition of loans receivable by delinquency status is as follows:

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2020
Residential 1-4 family	$349,382	$1,419	$308	$673	$219	$2,619	$-	$1,508
Residential 5+ multifamily	36,197	-	-	-	861	861	-	861
Construction of residential 1-4 family	8,814	-	-	-	-	-	-	-
Home equity lines of credit	27,522	157	9	-	116	282	-	154
Residential real estate	421,915	1,576	317	673	1,196	3,762	-	2,523
Commercial	307,927	1,855	530	95	434	2,914	-	2,544
Construction of commercial	31,722	-	-	-	-	-	-	-
Commercial real estate	339,649	1,855	530	95	434	2,914	-	2,544
Farm land	2,594	154	450	-	-	604	-	158
Vacant land	14,079	-	-	-	-	-	-	37
Real estate secured	778,237	3,585	1,297	768	1,630	7,280	-	5,262
Commercial and industrial	224,496	2,148	457	1	46	2,652	12	374
Municipal	21,512	-	-	-	-	-	-	-
Consumer	7,677	10	-	-	-	10	-	-
Loans receivable, gross	$1,031,922	$5,743	$1,754	$769	$1,676	$9,942	$12	$5,636

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2019
Residential 1-4 family	$344,085	$971	$351	$200	$692	$2,214	$-	$1,551
Residential 5+ multifamily	34,594	-	-	-	861	861	-	861
Construction of residential 1-4 family	11,889	-	-	-	-	-	-	-
Home equity lines of credit	33,522	152	46	-	78	276	-	105
Residential real estate	424,090	1,123	397	200	1,631	3,351	-	2,517
Commercial	289,103	336	141	71	144	692	-	914
Construction of commercial	8,466	-	-	-	-	-	-	-
Commercial real estate	297,569	336	141	71	144	692	-	914
Farm land	3,461	180	-	-	-	180	-	186
Vacant land	7,852	-	41	-	-	41	-	-
Real estate secured	732,972	1,639	579	271	1,775	4,264	-	3,617
Commercial and industrial	169,262	2	146	1	-	149	1	-
Municipal	21,914	-	-	-	-	-	-	-
Consumer	6,382	-	1	2	-	3	2	-
Loans receivable, gross	$930,530	$1,641	$726	$274	$1,775	$4,416	$3	$3,617

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the years ended December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$180	$180	3	$1,416	$1,416
Commercial real estate	1	133	133	4	977	1,191
Consumer	-	-	-	1	-	36
Troubled debt restructurings	2	$313	$313	8	$2,393	$2,643
Interest only payments to sell property	-	$-	$-	1	$791	$791
Rate reduction	-	-	-	-	-	-
Modification and Rate reduction	-	-	-	2	625	625
Extension of new funds to pay outstanding taxes	-	-	-	3	259	442
Modification and term extension	2	313	313	2	718	785
Troubled debt restructurings	2	$313	$313	8	$2,393	$2,643

For the twelve months ended December 2020, there were two troubled debt restructurings. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2020		For the twelve months ending December 31, 2019
	Quantity	Balance	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	1	178	-	-
Commercial real estate	-	-	1	274
Total	1	178	1	274

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

December 31, (in thousands)	2020	2019
Non-accrual loans, excluding troubled debt restructured loans	$4,091	$2,604
Non-accrual troubled debt restructured loans	1,546	1,013
Accruing troubled debt restructured loans	6,272	7,778
Total impaired loans	$11,909	$11,395
Commitments to lend additional amounts to impaired borrowers	$-	$-

Allowance for Loan Losses

In first quarter 2019 Salisbury transferred the remaining unearned credit-related discount on loans acquired in its 2014 acquisition of Riverside Bank to the allowance for loan losses. As a result of this transfer, which is reflected in the table below as the “acquisition discount transfer”, gross loans receivable and the allowance for loan losses increased by $663 thousand. The balance of net loans receivable did not change as a result of this transfer. The table below shows the activity within the allowance for loan losses by loan segment.

	December 31, 2020					December 31, 2019
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Acquisition Discount Transfer	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,393	$255	$(11)	$9	$2,646	$2,149	$10	$367	$(136)	$3	$2,393
Residential 5+ multifamily	446	282	(42)	-	686	413	-	33	-	-	446
Construction of residential 1-4 family	75	(10)	-	-	65	83	-	(8)	-	-	75
Home equity lines of credit	197	(197)	-	252	252	219	1	258	(281)	-	197
Residential real estate	3,111	330	(53)	261	3,649	2,864	11	650	(417)	3	3,111
Commercial	3,742	2,776	(17)	45	6,546	3,048	488	248	(44)	2	3,742
Construction of commercial	104	492	-	-	596	122	-	(18)	-	-	104
Commercial real estate	3,846	3,268	(17)	45	7,142	3,170	488	230	(44)	2	3,846
Farm land	47	12	-	-	59	33	-	14	-	-	47
Vacant land	71	109	-	-	180	100	-	(29)	-	-	71
Real estate secured	7,075	3,719	(70)	306	11,030	6,167	499	865	(461)	5	7,075
Commercial and industrial	1,145	612	(362)	2	1,397	1,158	164	(78)	(145)	46	1,145
Municipal	46	(3)	-	-	43	12	-	34	-	-	46
Consumer	60	72	(70)	15	77	56	-	3	(36)	37	60
Unallocated	569	638	-	-	1,207	438	-	131	-	-	569
Totals	$8,895	$5,038	$(502)	$323	$13,754	$7,831	$663	$955	$(642)	$88	$8,895

	December 31, 2018
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$1,862	$580	$(299)	$6	$2,149
Residential 5+ multifamily	155	258	-	-	413
Construction of residential 1-4 family	75	8	-	-	83
Home equity lines of credit	236	(18)	-	1	219
Residential real estate	2,328	828	(299)	7	2,864
Commercial	2,547	756	(259)	4	3,048
Construction of commercial	80	42	-	-	122
Commercial real estate	2,627	798	(259)	4	3,170
Farm land	32	(6)	-	7	33
Vacant land	132	(32)	-	-	100
Real estate secured	5,119	1,588	(558)	18	6,167
Commercial and industrial	984	255	(108)	27	1,158
Municipal	30	(18)	-	-	12
Consumer	80	28	(81)	29	56
Unallocated	563	(125)	-	-	438
Totals	$6,776	$1,728	$(747)	$74	$7,831

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2020
Residential 1-4 family	$347,695	$2,445	$4,306	$201	$352,001	$2,646
Residential 5+ multifamily	36,094	686	964	-	37,058	686
Construction of residential 1-4 family	8,814	65	-	-	8,814	65
Home equity lines of credit	27,650	232	154	20	27,804	252
Residential real estate	420,253	3,428	5,424	221	425,677	3,649
Commercial	305,193	6,298	5,648	248	310,841	6,546
Construction of commercial	31,722	596	-	-	31,722	596
Commercial real estate	336,915	6,894	5,648	248	342,563	7,142
Farm land	3,040	59	158	-	3,198	59
Vacant land	13,912	178	167	2	14,079	180
Real estate secured	774,120	10,559	11,397	471	785,517	11,030
Commercial and industrial	226,662	1,223	486	174	227,148	1,397
Municipal	21,512	43	-	-	21,512	43
Consumer	7,661	59	26	18	7,687	77
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2019
Residential 1-4 family	$340,847	$2,117	$5,452	$276	$346,299	$2,393
Residential 5+ multifamily	34,478	446	977	-	35,455	446
Construction of residential 1-4 family	11,889	75	-	-	11,889	75
Home equity lines of credit	33,693	197	105	-	33,798	197
Residential real estate	420,907	2,835	6,534	276	427,441	3,111
Commercial	285,462	3,333	4,333	409	289,795	3,742
Construction of commercial	8,466	104	-	-	8,466	104
Commercial real estate	293,928	3,437	4,333	409	298,261	3,846
Farm land	3,455	47	186	-	3,641	47
Vacant land	7,713	66	180	5	7,893	71
Real estate secured	726,003	6,385	11,233	690	737,236	7,075
Commercial and industrial	169,285	1,143	126	2	169,411	1,145
Municipal	21,914	46	-	-	21,914	46
Consumer	6,349	59	36	1	6,385	60
Unallocated allowance	-	569	-	-	-	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

December 31, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,011,757	$10,424	$-	$-	$1,011,757	$10,424
Potential problem loans [1]	18,198	1,460	-	-	18,198	1,460
Impaired loans	-	-	11,909	663	11,909	663
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

December 31, 2019 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$913,648	$7,251	$-	$-	$913,648	$7,251
Potential problem loans [1]	9,903	382	-	-	9,903	382
Impaired loans	-	-	11,395	693	11,395	693
Unallocated allowance	-	569	-	-	-	569
Totals	$923,551	$8,202	$11,395	$693	$934,946	$8,895

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2020
Residential	$2,971	$3,040	$3,862	$201	$72	$2,299	$2,676	$1,993	$27
Home equity lines of credit	75	75	76	20	-	79	117	103	-
Residential real estate	3,046	3,115	3,938	221	72	2,378	2,793	2,096	27
Commercial	3,058	3,117	3,325	248	132	2,590	3,203	1,139	91
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	158	319	173	-
Vacant land	37	40	39	2	-	130	145	134	9
Real estate secured	6,141	6,272	7,302	471	204	5,256	6,460	3,542	127
Commercial and industrial	416	424	482	174	4	70	283	58	2
Consumer	26	26	31	18	2	-	-	-	-
Totals	$6,583	$6,722	$7,815	$663	$210	$5,326	$6,743	$3,600	$129

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2019
Residential	$4,111	$4,190	$3,725	$276	$162	$2,318	$3,081	$2,940	$52
Home equity lines of credit	-	-	52	-	-	105	450	391	-
Residential real estate	4,111	4,190	3,777	276	162	2,423	3,531	3,331	52
Commercial	3,309	3,335	2,574	409	90	1,024	1,733	1,747	54
Construction of commercial	-	-	77	-	-	-	-	39	-
Farm land	-	-	-	-	-	186	329	203	-
Vacant land	41	41	42	5	3	139	157	143	10
Real estate secured	7,461	7,566	6,470	690	255	3,772	5,750	5,463	116
Commercial and industrial	93	97	16	2	4	33	188	265	4
Consumer	36	36	21	1	-	-	-	3	-
Totals	$7,590	$7,699	$6,507	$693	$259	$3,805	$5,938	$5,731	$120

NOTE 5 – LEASES

On January 1, 2019, the Bank adopted ASU 2016-02, “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The leases for two Bank facilities were accounted for as finance leases (previously referred to as capital leases) at December 31, 2020. The remaining leases were classified as operating leases, and therefore, were previously not recognized on the Bank’s Consolidated Balance Sheet. Effective January 1, 2019, the Bank recorded approximately $1.6 million of right-of-use assets and corresponding lease liability related to these operating leases. The Bank does not have any leases with related parties and equipment leases are not material to Salisbury’s consolidated financial statements.

The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank’s consolidated balance sheet as of December 31, 2020 and 2019 and consolidated income statements for the years ended December 31, 2020 and 2019.

($ in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating	Other assets	$1,182	$1,360
Finance	Bank premises and equipment [1]	1,402	1,503
Total Leased Assets		$2,584	$2,863
Liabilities
Operating	Accrued interest and other liabilities	$1,182	$1,360
Finance	Finance lease obligations	1,673	1,718
Total lease liabilities		$2,855	$3,078
[1] Net of accumulated depreciation of $396 thousand and $294 thousand, respectively.

Lease cost ($ in thousands)	Classification	Twelve months ended	Twelve months ended
		December 31, 2020	December 31, 2019
Operating leases	Premises and equipment	$261	$255
Finance leases:
Amortization of leased assets	Premises and equipment	101	200
Interest on finance leases	Interest expense	141	173
Total lease cost		$503	$628

Weighted Average Remaining Lease Term	December 31, 2020	December 31, 2019
Operating leases	7.6 years	8.2 years
Financing leases	14.2 years	15.1 years
Weighted Average Discount Rate [1]
Operating leases	3.67%	3.70%
Financing leases	8.37%	8.41%
[1] Salisbury uses the FHLBB five-year Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of December 31, 2020.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2021	$250	$192
2022	199	195
2023	148	197
2024	129	200
2025	137	203
Thereafter	516	1,777
Total future minimum lease payments	1,379	2,764
Less amount representing interest	(197)	(1,091)
Total present value of net future minimum lease payments	$1,182	$1,673

NOTE 6 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2020	2019
Residential mortgage loans serviced for others	$134,428	$106,255
Fair value of mortgage servicing rights	762	813

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2020	2019	2018
Mortgage Servicing Rights
Balance, beginning of period	$238	$228	$233
Originated	534	61	43
Amortization (1)	(151)	(51)	(48)
Balance, end of period	621	238	228
Valuation Allowance
Balance, beginning of period	-	-	-
Increase in impairment reserve (1)	(9)	-	-
Balance, end of period	(9)	-	-
Mortgage servicing rights, net	$612	$238	$228
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 7 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2020	2019
Securities available-for-sale (at fair value)	$54,581	$52,845
Loans receivable (at book value)	420,415	434,329
Total pledged assets	$474,996	$487,174

At December 31, 2020, securities were pledged as follows: $47.44 million to secure public deposits, $7.12 million to secure repurchase agreements and $0.02 million to secure FHLBB advances.

NOTE 8 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2020	2019
Land	$2,762	$2,762
Buildings and improvements	14,886	14,878
Leasehold improvements	1,553	1,553
Finance leases	1,798	1,798
Furniture, fixtures, equipment and software	9,687	9,370
Fixed assets in process	4,838	768
Total cost	35,525	31,129
Accumulated depreciation and amortization	(15,170)	(13,744)
Bank premises and equipment, net	$20,355	$17,385

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2020	2019	2018
Goodwill (1)
Balance, beginning of period	$13,815	$13,815	$13,815
Additions	-	-	-
Impairment	-	-	-
Balance, end of period	$13,815	$13,815	$13,815
Core deposit intangibles
Cost, beginning of period	$5,881	$5,881	$5,881
Additions	-	-	-
Cost, end of period	5,881	5,881	5,881
Amortization, beginning of period	(4,886)	(4,498)	(4,044)
Amortization	(321)	(388)	(454)
Amortization, end of period	(5,207)	(4,886)	(4,498)
Core deposit intangibles, net	$674	$995	$1,383
(1)	Not subject to amortization.

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve observations and adjustments as to comparable transactions, estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. The COVID-19 pandemic triggered significant volatility in the global financial markets. Throughout 2020, Salisbury’s stock price primarily traded below its book value. On December 31, 2020, Salisbury’s closing stock price was $37.27 per share compared with its book value of $43.88 per share. Salisbury’s stock price has declined approximately 18% from December 31, 2019 consistent with financial stocks, as measured by the S&P United States BMI Banks Index, which declined approximately 16% over the same period. As a result of the stock market volatility and the negative impact from COVID-19 on the national and regional economy, in addition to the required annual assessment, the Bank periodically assessed during the year ended December 31, 2020 whether it was more likely than not that the carrying value of goodwill was impaired.

During fiscal year 2020, management evaluated several qualitative factors including macroeconomic conditions, the Bank’s financial performance and the short-term volatility in Salisbury’s share price and concluded that it was not more likely than not that goodwill was impaired. Salisbury performed its annual quantitative impairment analysis as of November 30, 2020 instead of December 31, 2020. Management changed the date of the assessment to ensure that there was adequate time to review the results of the analysis and record an impairment charge, if necessary, prior to finalizing the financial statements for fiscal year 2020. There were no material changes in the Bank’s operating environment or financial results during the month of December 2020 that would have affected the outcome of the impairment analysis. As a result of the analysis, management concluded that goodwill and other intangible assets were not impaired as of November 30, 2020. No impairment charges were recognized in 2019 or 2018.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years’ digits method. Estimated annual amortization expense of core deposit intangibles is as follows:

December 31,	CDI amortization (in thousands)
2021	255
2022	192
2023	128
2024	61
2025	25
2026 and thereafter	13
Total	$674

NOTE 10 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows:

December 31, (in thousands)	CD maturities
2021	$82,376
2022	30,560
2023	6,490
2024	7,995
2025	4,093
Total	$131,514

The total amount and scheduled maturities of time certificates of deposit in denominations of $250 thousand or more are as follows:

December 31, (in thousands)	2020	2019
Within three months	$4,045	$4,603
After three through six months	17,218	3,799
After six through twelve months	4,851	6,628
Over one year	12,581	6,750
Total	$38,695	$21,780

Included in certificates of deposit at December 31, 2020 and 2019 are brokered and reciprocal deposits of approximately $25.4 million and $8.0 million, respectively. Included in money market funds at December 31, 2020 and 2019 are approximately $51.5 million and $66.0 million, respectively of brokered money market accounts.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (in thousands)	2020	2019
Repurchase agreements, ending balance	$7,116	$8,530
Repurchase agreements, average balance during period	7,986	4,913
Book value of collateral	12,632	9,031
Market value of collateral	13,196	9,246
Weighted average rate during period	0.25%	0.48%
Weighted average maturity	1 day	1 day

NOTE 12 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2020		December 31, 2019
Years ended December 31, (dollars in thousands)	Total (1)	Rate (2)	Total (1)	Rate (2)
Overnight	$-	-%	$-	-%
2020	-	-	44,899	2.14
2021	4,984	1.13	5,988	2.45
2022	7,655	1.38	-	-
Total	$12,639	1.29%	$50,887	2.18%
(1)	Net of modification costs.
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $255.5 million including access to an unused FHLBB line of credit of $3.5 million at December 31, 2020. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. At December 31, 2020, the available borrowing capacity was reduced by the amount of letters of credit provided to the Company by the FHLBB in the amount of $20.0 million and $18.0 million, respectively as of December 31, 2019.

Subordinated Debentures:

In December 2015, Salisbury completed the issuance of $10.0 million in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes Due 2025 (the “Notes”) in a private placement transaction to various accredited investors including $100 thousand to certain of Salisbury’s related parties. The Notes have a maturity date of December 15, 2025 and bear interest at an annual rate of 6.00% from and including the original issue date of the Notes to, but excluding, December 15, 2020 or the earlier redemption date payable semi-annually in arrears on June 15 and December 15 of each year. Thereafter, from and including December 15, 2020 to, but excluding, December 15, 2025, the annual interest rate will be reset quarterly and equal to the three-month LIBOR, plus 430 basis points, as described in the Notes, payable quarterly, in arrears, on March 15, June 15, September 15 and December 15 of each year during the time that the Notes remain outstanding through December 15, 2025 or earlier redemption date. The notes are redeemable, without penalty, on or after December 15, 2020. As more completely described in the Notes, the indebtedness evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of Salisbury’s payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

Subordinated debentures totaled $9.9 million at December 31, 2020 compared to $9.9 million at December 31, 2019, which includes $117 thousand and $141 thousand, respectively of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 6.25% at December 31, 2020 compared to 6.33% at December 31, 2019.

LIBOR is due to be phased out as a market reference rate by the end of 2021. In December 2014, a group of market participants, known as the Alternative Reference Rates Committee (AARC) was initially convened by the Board of Governors of the Federal Reserve System and the New York Fed in cooperation with the U.S. Department of the Treasury, the U.S. Commodity Futures Trading Commission, and the U.S. Office of Financial Research to identify an alternative reference rate for use primarily in derivatives contracts. The AARC recommended the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR and the Federal Reserve began publishing the SOFR in April 2018. Salisbury will continue to monitor the transition from LIBOR to a new reference rate and its impact on Salisbury’s subordinated debt, which began to reprice on a quarterly basis on December 15, 2020.

Notes Payable:

In October 2015, Salisbury entered into a private mortgage for $380 thousand to purchase the Sharon, Connecticut branch property. The mortgage, which has an interest rate of 6%, will mature in September 2030. The outstanding mortgage balance at December 31, 2020 and December 31, 2019 was $208 thousand and $246 thousand, respectively.

NOTE 13 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2020	2019	2018
Federal	$3,487	$2,406	$1,986
State	566	344	217
Current provision	4,053	2,750	2,203
Federal	(1,335)	(317)	(455)
State	(265)	(74)	(39)
Deferred (benefit) expense	(1,600)	(391)	(494)
Income tax provision	$2,453	$2,359	$1,709

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31,	2020	2019	2018
Income tax at statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax benefit	1.97	1.58	1.37
Tax exempt income and dividends received deduction	(3.69)	(3.82)	(3.84)
BOLI interest and gain	(1.60)	(0.61)	(1.35)
Other	(0.64)	(0.67)	(0.95)
Effective income tax rates	17.04%	17.48%	16.23%

The components of Salisbury's net deferred tax assets are as follows:

December 31, (in thousands)	2020	2019
Allowance for loan losses	$3,355	$2,174
Interest on non-performing loans	214	244
Accrued deferred compensation	517	493
Post-retirement benefits	11	11
Other real estate owned write-downs	-	30
Restricted stock awards	196	220
Deferred loan fees, net	90	-
Loss on equity securities	-	2
Other	98	139
Gross deferred tax assets	4,481	3,313
Deferred loan costs, net	-	(329)
Mark-to-market purchase accounting adjustments	(8)	(44)
Goodwill and core deposit intangible asset	(590)	(570)
Accelerated depreciation	(522)	(703)
Gain on equity securities	(2)	-
Mortgage servicing rights	(150)	(58)
Net unrealized holding gains on available-for-sale securities	(797)	(360)
Gross deferred tax liabilities	(2,069)	(2,064)
Net deferred tax asset	$2,412	$1,249

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In accordance with Connecticut legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay Connecticut state income tax in the foreseeable future unless there is a change in Connecticut law.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2020, and 2019, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2017 through December 31, 2020.

NOTE 14 – SHAREHOLDERS’ EQUITY

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

The Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At December 31, 2020, The Bank exceeded the minimum requirement for the capital conservation buffer. As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

The Bank’s risk-weighted assets at December 31, 2020 and December 31, 2019 were $938.0 million and $891.6 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)	$127,254	13.57%	$75,037	8.0%	$98,486	10.5%	$93,796	10.0%

Tier 1 Capital (to risk-weighted assets)	115,503	12.31	56,278	6.0	79,727	8.5	75,037	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	115,503	12.31	42,208	4.5	65,657	7.0	60,967	6.5

Tier 1 Capital (to average assets)	$115,503	8.90	51,907	4.0	51,907	4.0	64,884	5.0
December 31, 2019
Total Capital (to risk-weighted assets)	$114,421	12.84%	$71,278	8.0%	$93,553	10.5%	$89,098	10.0%

Tier 1 Capital (to risk-weighted assets)	105,430	11.83	53,459	6.0	75,733	8.5	71,278	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	105,430	11.83	40,094	4.5	62,368	7.0	57,914	6.5

Tier 1 Capital (to average assets)	$105,430	9.60	43,944	4.0	$43,944	4.0	$54,930	5.0

Legal Limitations on Cash Dividends to Common Shareholders

Salisbury's ability to pay cash dividends is substantially dependent on the Bank's ability to pay cash dividends to Salisbury. There are certain legal limits on the payment of cash dividends and other payments by banks to their holding companies. Under Connecticut law, a bank cannot declare a cash dividend except from net profits, defined as the remainder of all earnings from current operations. The total of all cash dividends declared by a bank in any calendar year shall not, unless specifically approved by the Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.

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

NOTE 15 – OTHER BENEFITS

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury’s 401(k) Plan contribution expense for 2020, 2019 and 2018 was $0.9 million $0.9 million, and $1.0 million, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service:

20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $263 thousand, $285 thousand, and $358 thousand, in 2020, 2019, and 2018, respectively.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $771 thousand and $765 thousand at December 31, 2020, and 2019, respectively. During 2019, the related agreements were modified, which resulted in a benefit adjustment of $328 thousand with an offsetting expense of $101 thousand totaling a net credit to expense of $227 thousand. Expense under this arrangement for 2020 and 2018 were $7 thousand and $26 thousand, respectively.

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen-year period ending in 2025 as described in the agreement. The related liability was $312 thousand and $358 thousand at December 31, 2020 and December 31, 2019, respectively. The related expenses were immaterial for all periods presented.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. In 2020, 2019, and 2018, the Bank awarded seven (7), seven (7), and six (6) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $135 thousand in 2020, $114 thousand in 2019, and $115 thousand in 2018.

Management Agreements: Salisbury or the Bank has entered into various management agreements with its named executive officers, including a severance agreement with Mr. Cantele, President and Chief Executive Officer, a change in control agreement with Mr. Albero, Executive Vice President and Chief Financial Officer, and a severance agreement with Mr. Davies, President of the New York Region and Chief Lending Officer. Salisbury also entered into a change in control agreement with Carla L. Balesano dated July 29, 2020, which provides a severance payment of 1.0 times base salary, annual cash bonus and other benefits in the event employment is terminated in conjunction with a defined change in control. In addition to these agreements, Salisbury has change in control agreements or a severance agreement, with change in control provisions, with ten other executives with payouts ranging from 0.5 to 1.0 times base salary, annual cash bonus and other benefits. Such agreements, and their subsequent amendments, are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury’s operations.

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

Restricted stock

In 2020, 2019 and 2018 Salisbury granted a total of 15,475, 15,130, and 13,210 shares of restricted stock pursuant to its 2011 and 2017 LTIP to certain employees and Directors. The fair value of the stock at grant date was determined to be $554 thousand, $601 thousand, and $585 thousand, respectively. The stock will be vested three years from the grant date.

The following table presents the amount of cumulatively granted restricted stock awards under the 2011 and 2017 Long-Term Incentive Plans:

		Weighted Average		Weighted Average
Year Ended December 31,	2020	Grant Price	2019	Grant Price
Beginning of Year	39,626	$41.04	39,434	$37.73
Granted	15,475	35.82	15,130	39.70
Vested	(13,776)	39.71	(14,228)	30.33
Forfeited	(1,200)	41.25	(710)	42.81
End of Year	40,125	$39.44	39,626	$41.04

The fair value of the restricted shares that vested during 2020, 2019 and 2018 were $464 thousand, $556 and $0 thousand, respectively. Compensation expense for restricted stock awards in 2020, 2019, and 2018 was $525 thousand, $491 thousand, and $447 thousand, respectively. Unrecognized compensation cost relating to the restricted stock awards was $774 thousand, $795 thousand, and $711 thousand as of December 31, 2020, 2019 and 2018, respectively. The remaining weighted average vesting period on restricted shares as of December 31, 2020, over which unrecognized compensation cost is expected to be recognized, is 1.5 years. The tax benefit associated with restricted stock awards, which was recognized in earnings for 2020, 2019 and 2018, was approximately $95 thousand, $88 thousand and $87 thousand, respectively.

Additionally, in 2018 the Compensation Committee granted a total of 53,500, Phantom Stock Appreciation Units (“PSAUs” pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”) to certain employees, including the Named Executive Officers. The units will vest on the third anniversary of the grant date. Salisbury’s compensation expense related to the PSAUs was $141 thousand, $414 thousand, and $171 thousand for 2020, 2019, and 2018 respectively.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted 6,800 performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank’s performance. This RSU plan replaced the Bank’s Phantom Stock Appreciation Units plan (Phantom). Salisbury will continue to record an expense for the Phantom plan until the final tranche of awards is paid out in January 2021.

The performance goal for awards granted under the RSU plan in 2019 is based on the increase in the Bank’s tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022.

On July 29, 2020, the Compensation Committee granted an additional 7,250 units under the RSU plan. The performance goal for this tranche is based on the relative increase in the Bank’s tangible book value compared with a pre-determined group of peer banks over the performance period for threshold performance. Vesting will range from 50% of target for achieving threshold performance, to 100% of target for achieving tangible book value growth of at least 50% but less than 55% of the peer group, to 150% of target for achieving in excess of target payout performance and, if the performance goal is achieved.

The fair value of the awards granted under the RSU plan at the grant date was $264 thousand and $280 thousand, respectively, for those grants awarded in 2020 and 2019. In 2020, 350 RSUs were forfeited. Compensation expense of $221 thousand and $70 thousand was recorded with respect to these RSUs in 2020 and 2019, respectively. No performance-based restricted stock units were awarded prior to 2018. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

The following table presents the amount of cumulatively granted performance based restricted stock units awarded under the 2017 Long-Term Incentive Plans:

		Weighted Average		Weighted Average
Year Ended December 31,	2020	Grant Price	2019	Grant Price
Beginning of Year	6,800	$41.20	0	$0.00
Granted	7,250	36.36	6,800	41.20
Vested	0	0	0	0.00
Forfeited	(350)	41.20	0	0.00
End of Year	13,700	$38.64	6,800	$41.20

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $941 thousand, $888 thousand, and $758 thousand, in 2020, 2019, and 2018, respectively.

NOTE 17 – STOCK OPTIONS

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. The table below reflects the remaining outstanding options related to this transaction and presents a summary of the status of Salisbury's outstanding stock options as of and for the year ended December 31, 2020:

Year ended December 31, 2020	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	17,820	$17.04
Granted	-	-
Exercised	(3,105)	17.04
Forfeited or expired	-	-
End of period	14,715	$17.04	3.00	$297,684

Year ended December 31, 2019	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	22,545	$17.04
Granted	-	-
Exercised	(4,725)	17.04
Forfeited or expired	-	-
End of period	17,820	$17.04	4.00	$510,187

All options are vested and exercisable at December 31, 2020. The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $78 thousand, $125 thousand, and $160 thousand, respectively.

NOTE 18 - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2020	2019
Balance, beginning of period	$10,655	$9,432
Advances	2,407	8,010
Repayments	(3,645)	(6,787)
Balance, end of period	$9,417	$10,655

NOTE 19 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax benefit allocated to each component of other comprehensive loss:

Years ended December 31, (in thousands)	2020	2019	2018
Other comprehensive income (loss)
Net unrealized gains (losses) on securities available-for-sale	$2,280	$2,258	$(202)
Reclassification of net realized gains in net income (1)	(196)	(263)	(318)
Unrealized gains (losses) on securities available-for-sale	2,084	1,995	(520)
Income tax (expense) benefit	(437)	(418)	105
Unrealized gains (losses) on securities available-for-sale, net of tax	1,647	1,577	(415)
Other comprehensive income (loss)	$1,647	$1,577	$(415)

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of other accumulated comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains on securities, net; the tax effect is included in the income tax provision; and the after-tax amount is included in net income. The income tax expense related to reclassification of net realized gains was approximately $41 thousand, $55 thousand, and $67 thousand in 2020, 2019 and 2018, respectively.

The components of accumulated other comprehensive income (loss) are as follows:

December 31, (in thousands)	2020	2019
Unrealized gains on securities available-for-sale, net of tax	$3,004	$1,357
Accumulated other comprehensive income	$3,004	$1,357

NOTE 20 – DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

Salisbury is exposed to certain risk arising from both its business operations and economic conditions. The Bank principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Bank manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Bank enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Bank uses derivative financial instruments to manage differences in the amount, timing, and duration of the Bank’s known or expected cash receipts and its known or expected cash payments principally related to its portfolio of loans to first-time home buyers.

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

As of December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Loans receivable (1)	$9,996	$-	$(4)	$-
Total	$9,996	$-	$(4)	$-

(1) These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $48.3 million; the cumulative basis adjustment associated with these hedging relationships was $4 thousand; and the amount of the designated hedged item was $10.0 million. Salisbury did not use derivatives as a fair value hedge prior to third quarter 2020.

The table below presents the fair value of Salisbury’s derivative financial instrument and its classification on the Balance Sheet as of December 31, 2020. Salisbury did not use derivative financial instruments prior to third quarter 2020.

	As of December 31, 2020
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other Assets	$4
Total Derivatives designated as hedge instruments			$4

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2020.

	For the year ended December 31, 2020
(in thousands)	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$1	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(4)	—
Derivatives designated as hedging instruments	$5	$—

Credit-Risk Related Contingent Features

Salisbury has an agreement with its derivative counterparty that contains a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations.

The agreement also contains a provision where if the Bank fails to maintain its status as a well / adequately capitalized institution, then Salisbury could be required to post cash or certain marketable securities issued by the U.S. Treasury or U.S. Government-sponsored enterprises as collateral. The minimum amount that Salisbury would have to post as collateral is $250 thousand.

As of December 31, 2020, the fair value of the derivative $4 thousand in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of December 31, 2020, Salisbury has not posted any collateral related to these agreements.

NOTE 21 - COMMITMENTS AND CONTINGENT LIABILITIES

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

On October 4, 2019, Salisbury entered into a contract with a construction company to construct an operations center on its Lakeville, CT. campus in 2020. The estimated construction cost is $5.6 million and Salisbury may terminate the contract at its convenience and without cause. In the event of such termination, Salisbury will be required to pay for work executed and costs incurred by reason of such termination. At December 31, 2020, Salisbury has an outstanding commitment of $789 thousand to a construction company for this project.

NOTE 22 - FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2020 and 2019, the maximum potential amount of the Bank’s obligation was $4.8 million and $4.7 million, respectively, for financial, commercial and standby letters of credit. If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instruments with off-balance sheet credit risk are as follows:

December 31, (in thousands)	2020	2019
Residential	$11,661	$5,815
Home equity lines of credit	28,919	28,160
Commercial	10,103	14,858
Land	566	1,014
Real estate secured	51,249	49,847
Commercial and industrial	94,854	78,286
Municipal	1,804	2,499
Consumer	2,077	2,148
Unadvanced portions of loans	149,984	132,780
Commitments to originate loans	49,753	33,781
Letters of credit	4,758	4,657
Total	$204,495	$171,218

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $118 thousand and $96 thousand as of December 31, 2020 and December 31, 2019, respectively.

NOTE 23 - FAIR VALUE MEASUREMENTS

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

Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities. Currently, Salisbury uses an interest rate swap to manage its interest rate risk. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Salisbury incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the twelve-month period ended December 31, 2020.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$-	$7,851	$-	$7,851
Municipal bonds	-	27,617	-	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	36,573	-	36,573
Collateralized mortgage obligations:
U.S. Government agencies	-	17,454	-	17,454
Corporate bonds	-	8,916	-	8,916
Securities available-for-sale	$-	$98,411	$-	$98,411
CRA mutual funds	917	-	-	917
Derivative financial instruments	-	4	-	4
Assets at fair value on a non-recurring basis
Impaired loans carried at fair value	$-	$-	$-	$-
Other real estate owned	$-	$-	$-	$-
December 31, 2019
Assets at fair value on a recurring basis
U.S. Government Agency notes	$-	$4,644	$-	$4,644
Municipal bonds	-	27,193	-	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	29,357	-	29,357
Collateralized mortgage obligations:
U.S. Government agencies	-	25,499	-	25,499
Corporate bonds	-	5,108	-	5,108
Securities available-for-sale	$-	$91,801	$-	$91,801
CRA mutual funds	882	-	-	882
Assets at fair value on a non-recurring basis
Impaired loans carried at fair value	$-	$-	$1,593	$1,593
Other real estate owned	$-	$-	$314	$314

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets
Cash and cash equivalents	$93,162	$93,162	$93,162	$-	$-
Interest bearing time deposits with financial institutions	750	750	750	-	-
Securities available-for-sale	98,411	98,411	-	98,411	-
CRA mutual fund	917	917	917	-	-
Federal Home Loan Bank of Boston stock	1,713	1,713	1,713	-	-
Loans held-for-sale	2,735	2,790	-	-	2,790
Loans receivable, net	1,027,738	1,057,234	-	-	1,057,234
Accrued interest receivable	6,373	6,373	6,373	-	-
Cash surrender value of life insurance policies	21,182	21,182	21,182	-	-
Derivative financial instruments	4	4	-	4	-
Financial Liabilities
Demand (non-interest-bearing)	$310,769	$310,769	$-	$310,769	$-
Demand (interest-bearing)	218,869	218,869	-	218,869	-
Money market	278,146	278,146	-	278,146	-
Savings and other	189,776	189,776	-	189,776	-
Certificates of deposit	131,514	132,875	-	132,875	-
Deposits	1,129,074	1,130,435	-	1,130,435	-
Repurchase agreements	7,116	7,116	-	7,116	-
FHLBB advances	12,639	12,786	-	12,786	-
Subordinated debt	9,883	10,027	10,027	-	-
Note payable	208	212	-	212	-
Finance lease liability	1,673	1,920	-	-	1,920
Accrued interest payable	43	43	43	-	-

December 31, 2019
Financial Assets
Cash and cash equivalents	$26,885	$26,885	$26,885	$-	$-
Interest bearing time deposits with financial institutions	750	750	750	-	-
Securities available-for-sale	91,801	91,801	-	91,801	-
CRA mutual fund	882	882	882	-	-
Federal Home Loan Bank of Boston stock	3,242	3,242	3,242	-	-
Loans held-for-sale	332	334	-	-	334
Loans receivable, net	927,413	933,287	-	-	933,287
Accrued interest receivable	3,415	3,415	3,415	-	-
Cash surrender value of life insurance policies	20,580	20,580	20,580	-	-
Financial Liabilities
Demand (non-interest-bearing)	$237,852	$237,852	$-	$237,852	$-
Demand (interest-bearing)	153,314	153,314	-	153,314	-
Money market	239,504	239,504	-	239,504	-
Savings and other	161,112	161,112	-	161,112	-
Certificates of deposit	127,724	128,629	-	128,629	-
Deposits	919,506	920,411	-	920,411	-
Repurchase agreements	8,530	8,530	-	8,530	-
FHLBB advances	50,887	51,028	-	51,028	-
Subordinated debt	9,859	10,113	10,113	-	-
Note payable	246	251	-	251	-
Finance lease liability	1,718	1,967	-	-	1,967
Accrued interest payable	78	78	78	-	-

NOTE 24 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2020	2019
Assets
Cash and due from banks	$1,968	$2,273
Investment in bank subsidiary	132,407	121,027
Other assets	273	252
Total Assets	$134,648	$123,552
Liabilities and Shareholders' Equity
Subordinated debt	$9,883	$9,859
Other liabilities	13	38
Shareholders' equity	124,752	113,655
Total Liabilities and Shareholders' Equity	$134,648	$123,552

Statements of Income Years ended December 31, (in thousands)	2020	2019	2018
Dividends from subsidiary	$3,787	$3,546	$3,529
Interest income	6	10	10
Interest expense	618	624	624
Non-interest expenses	495	417	435
Income before taxes and equity in undistributed net income of subsidiary	2,680	2,515	2,480
Income tax benefit	273	252	256
Income before equity in undistributed net income of subsidiary	2,953	2,767	2,736
Equity in undistributed net income of subsidiary	8,987	8,369	6,088
Net income	$11,940	$11,136	$8,824

Statements of Cash Flows Years ended December 31, (in thousands)	2020	2019	2018
Net income	$11,940	$11,136	$8,824
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(8,987)	(8,369)	(6,088)
Other	(25)	474	(239)
Net cash provided by operating activities	2,928	3,241	2,497
Investing Activities
Investment in bank	-	-	-
Net cash utilized by investing activities	-	-	-
Financing activities
Common stock dividends paid	(3,286)	(3,155)	(3,133)
Proceeds from issuance of common stock	53	82	222
Net cash utilized by financing activities	(3,233)	(3,073)	(2,911)
Net increase (decrease) in cash and cash equivalents	(305)	168	(414)
Cash and cash equivalents, beginning of period	2,273	2,105	2,519
Cash and cash equivalents, end of period	$1,968	$2,273	$2,105

NOTE 25 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2020	2019	2018
Net income applicable to common shareholders	$11,940	$11,136	$8,824
Less: Undistributed earnings allocated to participating securities	(165)	(160)	(111)
Net income allocated to common stock	$11,775	$10,976	$8,713
Weighted average common shares issued	2,837	2,817	2,798
Less: Unvested restricted stock awards	(39)	(35)	(35)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,798	2,782	2,763
Add: Dilutive effect of stock options	8	12	17
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,806	2,794	2,780
Earnings per common share (basic)	$4.21	$3.95	$3.15
Earnings per common share (diluted)	$4.20	$3.93	$3.13

NOTE 26 – SUBSEQUENT EVENTS

Salisbury has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. The Board of Directors of Salisbury approved a quarterly dividend of $0.29 per common share at their January 27, 2021 meeting. The dividend was paid on February 26, 2021 to shareholders of record as of February 12, 2021.

From January 1, 2021 through February 28, 2021, Salisbury processed 251 applications for loans of approximately $34 million under the SBA’s PPP program.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2020. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2020 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2021 Annual Meeting of Shareholders, under the captions “Executive Officers;” “Election of Directors” and “Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2021 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury's Proxy Statement for the 2021 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” "Election of Directors” and “Director Independence" and "Executive Compensation." Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2021 Annual Meeting of Shareholders, under the captions “Election of Directors” and “Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2021 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant’s Form 8-K filed December 10, 2015).
4.2	Description of registrant’s securities.
10.1	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.2	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.3	Severance Agreement between Salisbury Bank and Trust Company and Mr. Richard J. Cantele, Jr. dated January 24, 2020 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2020).
10.4	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.5	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.6	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.7	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.8	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Form 10-K filed March 30, 2016).
10.9	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Form 10-K filed March 30, 2016).
78

10.10	Severance Agreement between Salisbury Bank and Trust Company and John M. Davies dated January 24, 2020 (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 30, 2020).
10.11	Form of Subordinated Note Purchase Agreement, dated as of December 10, 2015, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 10, 2015). (incorporated by reference.
10.12	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and approved by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s proxy filed March 20, 2017).
10.13	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).

10.14	Change in Control Agreement with Peter Albero dated January 24, 2020 (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 30, 2020.
10.15	Change in Control Agreement with Steven M. Essex dated February 22, 2019 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 25, 2019.
10.16	Amendment Number One to 2017 Long Term Incentive Plan dated as of March 9, 2020 (incorporated by reference to Exhibit 10.16 of Form 10-K filed March 13, 2020)
10.17	Form of Performance Award Agreement – Restricted Stock Units (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29, 2020)
10.18	Split-dollar Life Insurance Agreement with Peter Albero (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 29, 2020)
10.19	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 29, 2020).
10.20	Split-dollar Life Insurance Agreement with Richard J. Cantele,Jr. (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 29, 2020).
10.21	Change in Control Agreement with Carla L. Balesano dated July 29, 2020 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 6, 2020.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles M. Andola	/s/ Holly J. Nelson
Charles M. Andola	Holly J. Nelson
Director	Director
March 12, 2021	March 12, 2021

/s/ George E. Banta	/s/ John F. Perotti
George E. Banta	John F. Perotti
Director	Director
March 12, 2021	March 12, 2021

/s/ Arthur J. Bassin	/s/ Neila B. Radin
Arthur J. Bassin	Neila B. Radin
Director	Director
March 12, 2021	March 12, 2021

/s/ Richard J. Cantele, Jr.	/s/ Grace E. Schalkwyk
Richard J. Cantele, Jr.	Grace E. Schalkwyk
Director, President and Chief Executive Officer	Director
March 12, 2021	March 12, 2021

/s/ David B. Farrell	/s/ Peter Albero
David B. Farrell	Peter Albero
Director, Chairman of the Board	Chief Financial Officer
March 12, 2021	and Chief Accounting Officer
/s/ Nancy F. Humphreys	March 12, 2021
Nancy F. Humphreys
Director
March 12, 2021

