Form 10-Q
period 2021-03-31
SALISBURY BANCORP, INC.
filed 2021-05-07
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 5, 2021 is 2,845,147.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$8,785	$10,599
Interest bearing demand deposits with other banks	150,411	82,563
Total cash and cash equivalents	159,196	93,162
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	127,343	98,411
CRA mutual fund at fair value	904	917
Federal Home Loan Bank of Boston stock at cost	1,713	1,713
Loans held-for-sale	2,313	2,735
Loans receivable, net (allowance for loan losses: $13,886 and $13,754)	1,041,185	1,027,738
Bank premises and equipment, net	20,831	20,355
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,278 and $5,207)	603	674
Accrued interest receivable	6,237	6,373
Cash surrender value of life insurance policies	21,307	21,182
Deferred taxes	2,849	2,412
Other assets	4,083	3,423
Total Assets	$1,403,129	$1,293,660
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$334,638	$310,769
Demand (interest bearing)	229,200	218,869
Money market	311,971	278,146
Savings and other	207,109	189,776
Certificates of deposit	128,253	131,514
Total deposits	1,211,171	1,129,074
Repurchase agreements	8,687	7,116
Federal Home Loan Bank of Boston advances	11,396	12,639
Subordinated debt	34,305	9,883
Note payable	197	208
Finance lease obligations	1,658	1,673
Accrued interest and other liabilities	8,473	8,315
Total Liabilities	1,275,887	1,168,908
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,845,147 and 2,843,292
Outstanding: 2,845,147 and 2,843,292	285	284
Unearned compensation - restricted stock awards	(646)	(774)
Paid-in capital	45,369	45,264
Retained earnings	80,675	76,974
Accumulated other comprehensive income, net	1,559	3,004
Total Shareholders' Equity	127,242	124,752
Total Liabilities and Shareholders' Equity	$1,403,129	$1,293,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands, except per share amounts)	2021	2020
Interest and dividend income
Interest and fees on loans	$10,477	$9,987
Interest on debt securities
Taxable	423	455
Tax exempt	162	185
Other interest and dividends	34	91
Total interest and dividend income	11,096	10,718
Interest expense
Deposits	555	1,509
Repurchase agreements	3	7
Finance lease	32	36
Note payable	3	4
Subordinated Debt	119	156
Federal Home Loan Bank of Boston advances	34	219
Total interest expense	746	1,931
Net interest and dividend income	10,350	8,787
Provision for loan losses	158	1,706
Net interest and dividend income after provision for loan losses	10,192	7,081
Non-interest income
Trust and wealth advisory	1,146	1,030
Service charges and fees	950	905
Mortgage banking activities, net	608	128
(Losses) gains on CRA mutual fund	(16)	14
Gains on sales and calls of available -for-sale- securities, net	-	1
BOLI income and gains	125	134
Other	28	33
Total non-interest income	2,841	2,245
Non-interest expense
Salaries	2,901	2,850
Employee benefits	1,312	1,146
Premises and equipment	954	911
Data processing	565	540
Professional fees	711	628
Collections, OREO, and loan related	84	25
FDIC insurance	145	105
Marketing and community support	82	125
Amortization of intangibles	71	87
Other	434	519
Total non-interest expense	7,259	6,936
Income before income taxes	5,774	2,390
Income tax provision	1,248	343
Net income	$4,526	$2,047
Net income available to common shareholders	$4,462	$2,013

Basic earnings per common share	$1.59	$0.72
Diluted earnings per common share	1.59	0.72
Common dividends per share	0.29	0.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

Three months ended March 31, (in thousands)	2021	2020
Net income	$4,526	$2,047
Other comprehensive income
Net unrealized (losses) gains on securities available-for-sale	(1,828)	1,330
Reclassification of net realized (income) losses in net income(1)	-	(1)
Unrealized (losses) gains on securities available-for-sale	(1,828)	1,329
Income tax benefit (expense)	383	(280)
Unrealized (losses) gains on securities available-for-sale, net of tax	(1,445)	1,049
Comprehensive income	$3,081	$3,096

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

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	income (loss)	equity
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income	-	-	-	2,047	-	-	2,047
Other comprehensive income, net of tax	-	-	-	-	-	1,049	1,049
Common stock dividends declared ($0.29 per share)	-	-	-	(820)	-	-	(820)
Stock Options exercised	3,105	-	53	-	-	-	53
Stock based compensation-restricted stock awards	-	-	23	-	136	-	159
Balances at March 31, 2020	2,829,017	$283	$44,566	$69,547	$(659)	$2,406	$116,143
Balances at December 31, 2020	2,843,292	$284	$45,264	$76,974	$(774)	$3,004	$124,752
Net income	-	-	-	4,526	-	-	4,526
Other comprehensive loss, net of tax	-	-	-	-	-	(1,445)	(1,445)
Common stock dividends declared ($0.29 per share)	-	-	-	(825)	-	-	(825)
Issuance of restricted common stock	100	-	4	-	(4)	-	-
Stock Options exercised	1,755	1	30	-	-	-	31
Stock based compensation-restricted stock awards	-	-	71	-	132	-	203
Balances at March 31, 2021	2,845,147	$285	$45,369	$80,675	$(646)	$1,559	$127,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2021	2020
Operating Activities
Net income	$4,526	$2,047
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	178	105
Bank premises and equipment	363	355
Core deposit intangible	71	87
Modification fees on Federal Home Loan Bank of Boston advances	5	45
Subordinated debt issuance costs	4	6
Mortgage servicing rights	75	16
Fair value adjustment on deposits	-	(1)
(Gains) and losses, including write-downs
Loss (gain) on CRA mutual fund	16	(14)
Gain on securities available-for-sale, net	-	(1)
Gain on sales of loans, excluding capitalized servicing rights	(494)	(45)
Provision for loan losses	158	1,706
Proceeds from loans sold	21,281	3,157
Loans originated for sale	(20,365)	(3,360)
Decrease in deferred loan origination fees and costs, net	993	33
Mortgage servicing rights originated	(193)	(33)
Decrease in mortgage servicing rights impairment reserve	(9)	-
Decrease (increase) in interest receivable	136	(22)
Deferred tax benefit	(54)	(205)
(Increase) decrease in prepaid expenses	(36)	18
Increase in cash surrender value of life insurance policies	(125)	(134)
Increase in other assets	(497)	(78)
Decrease in accrued expenses	(1,002)	(2,969)
Increase in income tax payable	1,118	408
(Decrease) increase in interest payable	(6)	219
Increase in other liabilities	48	613
Stock based compensation-restricted stock awards	203	159
Net cash provided by operating activities	6,394	2,112
Investing Activities
Redemption of Federal Home Loan Bank of Boston stock	-	509
Purchases of securities available-for-sale	(40,466)	(2,729)
Reinvestment of CRA mutual fund	(3)	(4)
Proceeds from calls of securities available-for-sale	-	655
Proceeds from maturities/principal payments of securities available-for-sale	9,528	3,767
Loan originations and principal collections, net	(14,611)	(23,497)
Recoveries of loans previously charged off	13	29
Proceeds from sale of OREO	-	314
Capital expenditures	(839)	(505)
Net cash utilized by investing activities	$(46,378)	$(21,461)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

Three months ended March 31, (in thousands)	2021	2020
Financing Activities
Increase (decrease) in deposit transaction accounts, net	$85,358	$(1,068)
(Decrease) increase in time deposits, net	(3,261)	47,182
Increase (decrease) in securities sold under agreements to repurchase, net	1,571	(3,601)
Federal Home Loan Bank of Boston advances, net change in advances with maturity dates less than three months	-	(20,000)
Advances on Federal Home Loan Bank of Boston long term advances	-	10,000
Issuance of subordinated debt, net of costs	24,418	-
Principal payments on amortizing FHLB Advances	(1,248)	-
Principal payments on note payable	(11)	(9)
Principal payments on finance lease obligations	(15)	(11)
Stock options exercised	31	53
Common stock dividends paid	(825)	(820)
Net cash provided by financing activities	106,018	31,726
Net increase in cash and cash equivalents	66,034	12,377
Cash and cash equivalents, beginning of period	93,162	26,885
Cash and cash equivalents, end of period	$159,196	$39,262
Cash paid during period
Interest	$743	$1,662
Income taxes	183	140

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company. In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" which clarified or addressed specific issues about certain aspects of the amendments in ASU 2016-13. The amendments in ASU 2019-11 clarified the following: (1) The allowance for credit losses (ACL) for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cashflows after acquisition; (2) Transition relief will be provided by permitting entities an accounting policy election to adjust the effective interest rate on existing troubled debt restructurings using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring; (3) Disclosure relief will be extended for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis; (4) An entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient. The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero.

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

Based on the credit quality of Salisbury's existing available for sale debt securities portfolio, which primarily consists of obligations of U.S. government agency and U.S. government-sponsored enterprise securities, including mortgage-backed securities, Salisbury does not expect the adoption of ASU 2016-13, as it relates to debt securities, to be significant. For available for sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time.

The Bank is currently refining various ACL assumptions and running parallel calculations on a monthly basis. Salisbury expects to complete independent model validation and to finalize its documentation of ACL processes and controls by the first quarter of 2023.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes." The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:1. Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this Update also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. 2. Requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. On January 1, 2021, Salisbury adopted the new standard, which did not have a material impact on Salisbury's Consolidated Financial Statements.

In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. Under current generally accepted accounting principles, entities amortize the premium on purchased callable debt securities to the earliest call date. If a callable debt security contains additional future call dates, entities should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess or premium should be amortized to the next call date. This ASU clarifies that the next call date is the first date when a call option at a specified price becomes exercisable. Once that date has passed, the next call date is when the next call option at a specified price becomes exercisable, if applicable. If there is no remaining premium or if there are no further call dates, the entity shall reset the effective yield using the payment terms of the debt security. ASU 2020-08 is effective for interim and annual reporting periods beginning after December 15, 2020. On January 1, 2021, Salisbury adopted the new standard, which did not have a material impact on Salisbury's Consolidated Financial Statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)." In response to the risk of cessation of the London Interbank Offered Rate (LIBOR) as a reference rate, this ASU clarifies the scope of Topic 848 so that derivatives affected by this transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that the financial statements are available to be issued. Salisbury is currently evaluating the impact of the transition from LIBOR to a new reference rate.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
March 31, 2021
Available-for-sale
U.S. Government Agency notes	$19,095	$133	$86	$19,142
Municipal bonds	27,500	1,293	74	28,719
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	55,435	786	499	55,722
Collateralized mortgage obligations:
U.S. Government agencies	14,590	321	62	14,849
Corporate bonds	8,750	161	-	8,911
Total securities available-for-sale	$125,370	$2,694	$721	$127,343
CRA mutual fund				$904
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,713	$-	$-	$1,713
(in thousands)	Amortized cost basis (1)	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2020
Available-for-sale
U.S. Government Agency notes	$7,735	$153	$37	$7,851
Municipal bonds	25,831	1,787	1	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	35,240	1,376	43	36,573
Collateralized mortgage obligations:
U.S. Government agencies	17,054	400	-	17,454
Corporate bonds	8,750	166	-	8,916
Total securities available-for-sale	$94,610	$3,882	$81	$98,411
CRA mutual fund				$917
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,713	$-	$-	$1,713

Salisbury did not sell any available-for-sale securities during the three month periods ended March 31, 2021 and March 31, 2020, respectively.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$10,993	$86	$-	$-	$10,993	$86
Municipal bonds	4,996	74	-	-	4,996	74
Mortgage- backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	36,534	499	-	-	36,534	499
Collateralized mortgage obligations:
U.S. Government agencies	4,030	62	-	-	4,030	62
Total temporarily impaired securities	$56,553	$721	$-	$-	$56,553	$721

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$2,553	$36	$20	$1	$2,573	$37
Municipal bonds	558	1	-	-	558	1
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	3,761	42	45	1	3,806	43
Total temporarily impaired securities	$6,872	$79	$65	$2	$6,937	$81

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

March 31, 2021 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 1 year but within 5 years	$4,497	$4,512	2.32%
	After 5 year but within 10 years	2,995	2,964	1.35
	Total	7,492	7,476	1.93
Municipal bonds	After 5 year but within 10 years	3,038	3,188	2.71
	After 10 years	24,462	25,531	2.94
	Total	27,500	28,719	2.92
Mortgage-backed securities, Collateralized mortgage obligations,
U.S. Government agencies and sponsored enterprises	Not a single maturity	81,628	82,237	1.94
Corporate bonds	After 5 years but within 10 years	8,750	8,911	5.22
Securities available-for-sale		$125,370	$127,343	2.39%

(1) Yield is based on amortized cost.

Salisbury evaluates debt securities for other-than-temporary impairment ("OTTI") when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers whether it has the intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable debt securities were OTTI at March 31, 2021.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Twelve securities had unrealized losses at March 31, 2021, which approximated 0.78% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2021

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Eight securities had unrealized losses at March 31, 2021, which approximated 1.47% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2021.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Thirty seven securities had unrealized losses at March 31, 2021, which approximated 1.36% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of March 31, 2021. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Residential 1-4 family	$344,527	$352,001
Residential 5+ multifamily	37,789	37,058
Construction of residential 1-4 family	10,435	8,814
Home equity lines of credit	26,240	27,804
Residential real estate	418,991	425,677
Commercial	306,830	310,841
Construction of commercial	34,312	31,722
Commercial real estate	341,142	342,563
Farm land	3,606	3,198
Vacant land	13,228	14,079
Real estate secured	776,967	785,517
Commercial and industrial	249,357	227,148
Municipal	21,495	21,512
Consumer	8,617	7,687
Loans receivable, gross	1,056,436	1,041,864
Deferred loan origination (fees) and costs, net	(1,365)	(372)
Allowance for loan losses	(13,886)	(13,754)
Loans receivable, net	$1,041,185	$1,027,738
Loans held-for-sale
Residential 1-4 family	$2,313	$2,735

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

At March 31, 2021 and December 31, 2020, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $68.0 million and $65.3 million, respectively.

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

Salisbury's commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges due to the COVID-19 virus pandemic ("virus"). Approximately 40% of the Bank's commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 14% of the Bank's commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 8% of the Bank's commercial loans are to educational institutions and approximately 5% of Salisbury's commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury's commercial real estate exposure as a percentage of the Bank's total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 165% as of March 31, 2021 and 182% at December 31, 2020 compared to the regulatory monitoring guideline of 300%.

Salisbury's commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration ("SBA") guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors. Due to the COVID-19 pandemic, the Bank may experience higher loan payment delinquencies and higher loan charge-offs, which could warrant increased provisions for loan losses. Management is currently unable to predict the extent to which the COVID-19 pandemic will impact these and other borrowers.

On a year-to-date basis through March 31, 2021, Salisbury processed 435 applications for loans of approximately $47 million under the SBA's PPP program. The PPP loans are reported in the Commercial and Industrial category at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs on the loans originated in 2021 are amortized as an adjustment to yield over the lives of the related loans, which is predominately five years. For the three months ended March 31, 2021, Salisbury recorded net interest income of $0.2 million and net origination fees of approximately $1.1 million on PPP loans. At March 31, 2021 Salisbury had PPP loan balances of $94 million, net of deferred fees, on its consolidated balance sheet compared with approximately $85 million at December 31, 2020.

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

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank's loan portfolio is examined periodically by its regulatory agencies, the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Department of Banking ("CTDOB").

The composition of loans receivable by risk rating grade presented below. The increase in the balance of loans classified as "substandard" at March 31, 2021 primarily reflected the downgrade of loans to certain borrowers in the hospitality and entertainment industries who are receiving loan payments deferrals due to COVID-19. Such loans were classified as either "pass" or "special mention" at December 31, 2020.

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2021
Residential 1-4 family	$334,636	$5,807	$4,084	$-	$-	$344,527
Residential 5+ multifamily	35,919	180	1,690	-	-	37,789
Construction of residential 1-4 family	10,435	-	-	-	-	10,435
Home equity lines of credit	25,756	247	237	-	-	26,240
Residential real estate	406,746	6,234	6,011	-	-	418,991
Commercial	262,655	7,163	37,012	-	-	306,830
Construction of commercial	34,086	-	226	-	-	34,312
Commercial real estate	296,741	7,163	37,238	-	-	341,142
Farm land	1,636	1,369	601	-	-	3,606
Vacant land	12,344	847	37	-	-	13,228
Real estate secured	717,467	15,613	43,887	-	-	776,967
Commercial and industrial	246,241	920	1,906	290	-	249,357
Municipal	21,495	-	-	-	-	21,495
Consumer	8,593	-	24	-	-	8,617
Loans receivable, gross	$993,796	$16,533	$45,817	$290	$-	$1,056,436
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Residential 1-4 family	$342,243	$5,615	$4,143	$-	$-	$352,001
Residential 5+ multifamily	35,272	90	1,696	-	-	37,058
Construction of residential 1-4 family	8,814	-	-	-	-	8,814
Home equity lines of credit	27,393	257	154	-	-	27,804
Residential real estate	413,722	5,962	5,993	-	-	425,677
Commercial	276,866	15,565	18,410	-	-	310,841
Construction of commercial	31,493	-	229	-	-	31,722
Commercial real estate	308,359	15,565	18,639	-	-	342,563
Farm land	1,612	-	1,586	-	-	3,198
Vacant land	13,992	50	37	-	-	14,079
Real estate secured	737,685	21,577	26,255	-	-	785,517
Commercial and industrial	224,906	1,271	632	339	-	227,148
Municipal	21,512	-	-	-	-	21,512
Consumer	7,660	-	27	-	-	7,687
Loans receivable, gross	$991,763	$22,848	$26,914	$339	$-	$1,041,864

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
March 31, 2021
Residential 1-4 family	$341,636	$1,806	$-	$372	$713	$2,891	$-	$1,358
Residential 5+ multifamily	36,928	-	-	-	861	861	-	861
Construction of residential 1-4 family	10,435	-	-	-	-	-	-	-
Home equity lines of credit	26,119	8	-	9	104	121	-	237
Residential real estate	415,118	1,814	-	381	1,678	3,873	-	2,456
Commercial	306,233	293	-	209	95	597	40	2,233
Construction of commercial	34,312	-	-	-	-	-	-	-
Commercial real estate	340,545	293	-	209	95	597	40	2,233
Farm land	3,005	4	147	450	-	601	450	151
Vacant land	13,191	-	-	37	-	37	-	37
Real estate secured	771,859	2,111	147	1,077	1,773	5,108	490	4,877
Commercial and industrial	249,042	266	-	2	47	315	14	325
Municipal	21,495	-	-	-	-	-	-	-
Consumer	8,615	2	-	-	-	2	-	-
Loans receivable, gross	$1,051,011	$2,379	$147	$1,079	$1,820	$5,425	$504	$5,202

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2020
Residential 1-4 family	$349,382	$1,419	$308	$673	$219	$2,619	$-	$1,508
Residential 5+ multifamily	36,197	-	-	-	861	861	-	861
Construction of residential 1-4 family	8,814	-	-	-	-	-	-	-
Home equity lines of credit	27,522	157	9	-	116	282	-	154
Residential real estate	421,915	1,576	317	673	1,196	3,762	-	2,523
Commercial	307,927	1,855	530	95	434	2,914	-	2,544
Construction of commercial	31,722	-	-	-	-	-	-	-
Commercial real estate	339,649	1,855	530	95	434	2,914	-	2,544
Farm land	2,594	154	450	-	-	604	-	158
Vacant land	14,079	-	-	-	-	-	-	37
Real estate secured	778,237	3,585	1,297	768	1,630	7,280	-	5,262
Commercial and industrial	224,496	2,148	457	1	46	2,652	12	374
Municipal	21,512	-	-	-	-	-	-	-
Consumer	7,677	10	-	-	-	10	-	-
Loans receivable, gross	$1,031,922	$5,743	$1,754	$769	$1,676	$9,942	$12	$5,636

Troubled Debt Restructurings (TDRs)

There were no troubled debt restructurings in the first quarter of 2021. For the three months ended March 31, 2020, there was one commercial real estate troubled debt restructuring for $133 thousand. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended March 31, 2021					Three months ended March 31, 2020
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,646	$(208)	$(9)	$1	$2,430	$2,393	$306	$-	$7	$2,706
Residential 5+ multifamily	686	(64)	-	-	622	446	62	-	-	508
Construction of residential 1-4 family	65	12	-	-	77	75	12	-	-	87
Home equity lines of credit	252	(57)	-	-	195	197	81	-	-	278
Residential real estate	3,649	(317)	(9)	1	3,324	3,111	461	-	7	3,579
Commercial	6,546	530	(6)	10	7,080	3,742	758	-	19	4,519
Construction of commercial	596	(12)	-	-	584	104	22	-	-	126
Commercial real estate	7,142	518	(6)	10	7,664	3,846	780	-	19	4,645
Farm land	59	(9)	-	-	50	47	5	-	-	52
Vacant land	180	(71)	-	-	109	71	73	-	-	144
Real estate secured	11,030	121	(15)	11	11,147	7,075	1,319	-	26	8,420
Commercial and industrial	1,397	(28)	-	-	1,369	1,145	(74)	-	-	1,071
Municipal	43	-	-	-	43	46	7	-	-	53
Consumer	77	(3)	(24)	2	52	60	51	(12)	3	102
Unallocated	1,207	68	-	-	1,275	569	403	-	-	972
Totals	$13,754	$158	$(39)	$13	$13,886	$8,895	$1,706	$(12)	$29	$10,618

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2021
Residential 1-4 family	$340,398	$2,337	$4,129	$93	$344,527	$2,430
Residential 5+ multifamily	36,826	622	963	-	37,789	622
Construction of residential 1-4 family	10,435	77	-	-	10,435	77
Home equity lines of credit	26,003	195	237	-	26,240	195
Residential real estate	413,662	3,231	5,329	93	418,991	3,324
Commercial	301,526	6,946	5,304	134	306,830	7,080
Construction of commercial	34,312	584	-	-	34,312	584
Commercial real estate	335,838	7,530	5,304	134	341,142	7,664
Farm land	3,455	50	151	-	3,606	50
Vacant land	13,064	107	164	2	13,228	109
Real estate secured	766,019	10,918	10,948	229	776,967	11,147
Commercial and industrial	248,925	1,247	432	122	249,357	1,369
Municipal	21,495	43	-	-	21,495	43
Consumer	8,593	52	24	-	8,617	52
Unallocated allowance	-	1,275	-	-	-	1,275
Totals	$1,045,032	$13,535	$11,404	$351	$1,056,436	$13,886

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2020
Residential 1-4 family	$347,695	$2,445	$4,306	$201	$352,001	$2,646
Residential 5+ multifamily	36,094	686	964	-	37,058	686
Construction of residential 1-4 family	8,814	65	-	-	8,814	65
Home equity lines of credit	27,650	232	154	20	27,804	252
Residential real estate	420,253	3,428	5,424	221	425,677	3,649
Commercial	305,193	6,298	5,648	248	310,841	6,546
Construction of commercial	31,722	596	-	-	31,722	596
Commercial real estate	336,915	6,894	5,648	248	342,563	7,142
Farm land	3,040	59	158	-	3,198	59
Vacant land	13,912	178	167	2	14,079	180
Real estate secured	774,120	10,559	11,397	471	785,517	11,030
Commercial and industrial	226,662	1,223	486	174	227,148	1,397
Municipal	21,512	43	-	-	21,512	43
Consumer	7,661	59	26	18	7,687	77
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

March 30, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,007,513	$9,131	$-	$-	$1,007,513	$9,131
Potential problem loans [1]	37,519	3,129	-	-	37,519	3,129
Impaired loans	-	-	11,404	351	11,404	351
Unallocated allowance	-	1,275	-	-	-	1,275
Totals	$1,045,032	$13,535	$11,404	$351	$1,056,436	$13,886

December 31, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,011,757	$10,424	$-	$-	$1,011,757	$10,424
Potential problem loans [1]	18,198	1,460	-	-	18,198	1,460
Impaired loans	-	-	11,909	663	11,909	663
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or the fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows as of and for the three months ended:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2021
Residential	$836	$860	$2,368	$93	$9	$4,257	$4,688	$2,779	$21
Home equity lines of credit	-	-	56	-	-	237	277	140	-
Residential real estate	836	860	2,424	93	9	4,494	4,965	2,919	21
Commercial	1,941	1,958	2,769	134	20	3,363	4,006	2,873	35
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	151	316	154	-
Vacant land	164	182	101	2	2	-	-	65	-
Real estate secured	2,941	3,000	5,294	229	31	8,008	9,287	6,011	56
Commercial and industrial	338	349	382	122	1	93	308	82	1
Consumer	-	-	19	-	-	24	24	6	-
Totals	$3,279	$3,349	$5,695	$351	$32	$8,125	$9,619	$6,099	$57

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2020
Residential	$4,015	$4,140	$4,067	$306	$42	$1,705	$2,019	$2,070	$6
Home equity lines of credit	89	89	22	26	-	118	464	108	-
Residential real estate	4,104	4,229	4,089	332	42	1,823	2,483	2,178	6
Commercial	3,672	3,741	3,405	533	44	638	1,254	924	10
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	181	327	184	-
Vacant land	41	41	41	8	1	137	154	138	2
Real estate secured	7,817	8,011	7,535	873	87	2,779	4,218	3,424	18
Commercial and industrial	166	170	111	8	1	53	207	86	1
Consumer	34	34	35	27	-	-	-	-	-
Totals	$8,017	$8,215	$7,681	$908	$88	$2,832	$4,425	$3,510	$19

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2020:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2020
Residential	$2,971	$3,040	$3,862	$201	$72	$2,299	$2,676	$1,993	$27
Home equity lines of credit	75	75	76	20	-	79	117	103	-
Residential real estate	3,046	3,115	3,938	221	72	2,378	2,793	2,096	27
Commercial	3,058	3,117	3,325	248	132	2,590	3,203	1,139	91
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	158	319	173	-
Vacant land	37	40	39	2	-	130	145	134	9
Real estate secured	6,141	6,272	7,302	471	204	5,256	6,460	3,542	127
Commercial and industrial	416	424	482	174	4	70	283	58	2
Consumer	26	26	31	18	2	-	-	-	-
Totals	$6,583	$6,722	$7,815	$663	$210	$5,326	$6,743	$3,600	$129

NOTE 4 - LEASES

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

The following table provides the assets and liabilities as of March 31, 2021 and December 31, 2020, as well as the costs of operating and financial leases which are included in the Bank's consolidated income statement for the three months ended March 31, 2021 and 2020.

(in thousands, except lease term and discount rate)	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Other assets	$1,128	$1,182
Finance	Bank premises and equipment [1]	1,377	1,402
Total Leased Assets		$2,505	$2,584
Liabilities
Operating	Other liabilities	$1,128	$1,182
Finance	Finance lease	1,658	1,673
Total lease liabilities		$2,796	$2,855
[1] Net of accumulated depreciation of $319 thousand.

Lease cost	Classification	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating leases	Premises and equipment	$80	$62
Finance leases:
Amortization of leased assets	Premises and equipment	25	25
Interest on finance leases	Interest expense	32	36
Total lease cost		$137	$123

	March 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	8.2 years	7.6 years
Financing leases	14.2 years	14.2 years
Weighted Average Discount Rate [1]
Operating leases	3.8%	3.7%
Financing leases	8.3%	8.4%
[1] Salisbury uses the FHLB five year Advance rate as the discount rate, as our leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of March 31, 2021.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2021	$186	$144
2022	199	195
2023	146	197
2024	129	200
2025	137	203
Thereafter	462	1,778
Total future minimum lease payments	1,259	2,717
Less amount representing interest	(131)	(1,059)
Total present value of net future minimum lease payments	$1,128	$1,658

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	March 31, 2021	December 31, 2020
Residential mortgage loans serviced for others	$145,474	$134,428
Fair value of mortgage servicing rights	936	762

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2021	2020
Mortgage Servicing Rights
Balance, beginning of period	$621	$238
Originated	193	33
Amortization (1)	(75)	(16)
Balance, end of period	$739	$255
Valuation Allowance
Balance, beginning of period	(9)	-
Decrease in impairment reserve (1)	9
Balance, end of period	-
Mortgage servicing rights, net	$739	$255

(1) Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	March 31, 2021	December 31, 2020
Securities available-for-sale (at fair value)	$61,683	$54,581
Loans receivable	402,538	420,415
Total pledged assets	$464,221	$474,996

At March 31, 2021, securities were pledged as follows: $52.97 million to secure public deposits, $8.69 million to secure repurchase agreements and $0.02 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

As of March 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Loans receivable(1)	$9,993	$9,996	$(7)	$(4)
Total	$9,993	$9,996	$(7)	$(4)
(1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $44.7 million; the cumulative basis adjustment associated with these hedging relationships was $7 thousand; and the amount of the designated hedged item was $10.0 million.

The table below presents the fair value of Salisbury's derivative financial instrument and its classification on the Balance Sheet as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021			As of December 31, 2020
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other assets	$7	Other Assets	$4
Total Derivatives designated as hedge instruments			$7		$4

The table below presents the effect of the Company's derivative financial instruments on the Income Statement for the three months ended March 31, 2021. Salisbury did not use derivatives prior to fourth quarter 2020.

	Three months ended March 31, 2021
(in thousands)	Interest Income	Interest Expense
Total amounts of interest income and expense line items presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$1	$-

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(2)	-
Derivatives designated as hedging instruments	$3	$-

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

As of March 31, 2021, the fair value of derivative was $7 thousand in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of March 31, 2021, Salisbury has not posted any collateral related to these agreements.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands, except per share data)	2021	2020
Net income	$4,526	$2,047
Less: Undistributed earnings allocated to participating securities	(64)	(34)
Net income allocated to common stock	$4,462	$2,013
Weighted-average common shares issued	2,845	2,828
Less: Unvested restricted stock awards	(40)	(40)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,805	2,788
Add: Dilutive effect of stock options and restricted stock units	10	9
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,815	2,797
Earnings per common share (basic)	$1.59	$0.72
Earnings per common share (diluted)	$1.59	$0.72

NOTE 9 - SHAREHOLDERS' EQUITY

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as "well capitalized" under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At March 31, 2021, the Bank exceeded the minimum requirement for the capital conservation buffer. As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

On March 31, 2021 Salisbury issued $25 million of subordinated debt that matures in 2031. During the first five years, the debt is non-callable, and the coupon is fixed at 3.50%. After year five, the coupon will float at the then three-month Secured Overnight Financing Rate plus 280 basis points. The proceeds, net of issuance costs, will be used for general corporate purposes, including the redemption of $10 million in outstanding subordinated debt, which Salisbury issued over five years ago at a higher coupon rate, as well as potential share repurchases pursuant to the Common Stock Repurchase Plan approved by the Board of Directors in March 2021. At March 31, 2021, $15 million of the net proceeds was retained at the holding company level and the remainder was allocated to the Bank.

In March 2021, Salisbury announced that its Board of Directors adopted a share repurchase program, which provides for the repurchase of Salisbury's common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury's common stock from time to time over the next twelve months.

The Bank's risk-weighted assets at March 31, 2021 and December 31, 2020 were $967.6 million and $938.0 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital (to risk-weighted assets)	$141,113	14.58%	$77,405	8.0%	$101,594	10.5%	$96,756	10.0%

Tier 1 Capital (to risk-weighted assets)	128,995	13.33	58,054	6.0	82,243	8.5	77,405	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	128,995	13.33	43,540	4.5	67,729	7.0	62,892	6.5

Tier 1 Capital (to average assets)	$128,995	9.83	$52,480	4.0	$52,480	4.0	$65,601	5.0
December 31, 2020
Total Capital (to risk-weighted assets)	$127,254	13.57%	$75,037	8.0%	$98,486	10.5%	$93,796	10.0%

Tier 1 Capital (to risk-weighted assets)	115,503	12.31	56,278	6.0	79,727	8.5	75,037	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	115,503	12.31	42,208	4.5	66,657	7.0	60,967	6.5

Tier 1 Capital (to average assets)	$115,503	8.90	$51,907	4.0	$51,907	4.0	$64,884	5.0

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

NOTE 10 - BENEFITS

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank's safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan's qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury's 401(k) Plan expense was $286 thousand and $238 thousand, respectively, for the three month periods ended March 31, 2021 and 2020.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury's ESOP expense was $55 thousand and $57 thousand, respectively, for the three month periods ended March 31, 2021 and 2020.

Other Retirement Plans

Salisbury adopted ASC 715-60, "Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury's future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $858 thousand and $771 thousand at March 31, 2021, and December 31, 2020, respectively. Expenses under this arrangement for the three months ended March 31, 2021 and 2020 were $86 thousand and $23 respectively.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. In 2021 and 2020, the Bank awarded seven (7) Executives with discretionary contributions to the plan. Expenses related to this plan for the first three months ended March 31 amounted to $29 thousand in 2021 and $33 thousand in 2020.

Management Agreements: Salisbury or the Bank has entered into various management agreements with its named executive officers, including a severance agreement with Mr. Cantele, President and Chief Executive Officer, a change in control agreement with Mr. Albero, Executive Vice President and Chief Financial Officer, and a severance agreement with Mr. Davies, President of the New York Region and Chief Lending Officer. In addition to these agreements, Salisbury has change in control agreements or a severance agreement, with change in control provisions, with eleven other executives with payouts ranging from 0.5 to 1.0 times base salary, annual cash bonus and other benefits. Such agreements, and their subsequent amendments, are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury's operations

NOTE 11 - LONG TERM INCENTIVE PLANS

Restricted stock

Expense in first quarter 2021 and 2020 related to employee and directors' stock-based compensation totaled $132 thousand and $136 thousand, respectively. Unrecognized compensation cost relating to the awards as of March 31, 2021 and 2020 totaled $646 thousand and $659 thousand, respectively. There were no forfeitures in the first quarter of 2021 or 2020.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan (Phantom). Salisbury paid out the final tranche of these awards in January 2021. Salisbury's expense for the Phantom plan was $0 thousand and $36 thousand, respectively, for the three month periods ended March 31, 2021 and 2020.

The performance goal for awards granted under the RSU plan in 2019 is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022.

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

The fair value of the awards granted under the RSU plan at the grant date was $264 thousand and $280 thousand, respectively, for those grants awarded in 2020 and 2019. Compensation expense of $71 thousand and $23 thousand was recorded with respect to these RSUs for the three months ended March 31, 2021 and 2020, respectively. No performance-based restricted stock units were awarded prior to 2019. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $238 thousand and $153 thousand for the three months ended March 31, 2021 and 2020, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the first quarter 2021 and 2020, 1,755 stock options were exercised at $17.04 per share by one former Riverside Bank executive. Also, in the first quarter of 2020, a former Riverside employee exercised 1,350 stock options at $17.04 per share.

NOTE 12 - FAIR VALUE OF ASSETS AND LIABILITIES

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

Salisbury adopted ASC 820-10, "Fair Value Measurement - Overall," which provides a framework for measuring fair value under generally accepted accounting principles. This guidance permitted Salisbury the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Salisbury did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with ASC 820-10, Salisbury groups its financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information ("inputs") are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Salisbury's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2021
Assets at fair value on a recurring basis
U.S. Government Agency notes	$-	$19,142	$-	$19,142
Municipal bonds	-	28,719	-	28,719
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	55,722	-	55,722
Collateralized mortgage obligations:
U.S. Government agencies	-	14,849	-	14,849
Corporate bonds	-	8,911	-	8,911
Securities available-for-sale	$-	$127,343	$-	$127,343
CRA mutual funds	904	-	-	904
Derivative financial instruments	-	7	-	7
December 31, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$-	$7,851	$-	$7,851
Municipal bonds	-	27,617	-	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	36,573	-	36,573
Collateralized mortgage obligations:
U.S. Government agencies	-	17,454	-	17,454
Corporate bonds	-	8,916	-	8,916
Securities available-for-sale	$-	$98,411	$-	$98,411
CRA mutual funds	917	-	-	917
Derivative financial instruments	-	4	-	4

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets
Cash and cash equivalents	$159,196	$159,196	$159,196	$-	$-
Interest bearing time deposits with financial institutions	750	750	750
Securities available-for-sale, net	127,343	127,343	-	127,343	-
CRA mutual fund	904	904	904	-	-
Federal Home Loan Bank of Boston stock	1,713	1,713	1,713	-	-
Loans held-for-sale	2,313	2,352	-	-	2,352
Loans receivable, net	1,041,185	1,043,432	-	-	1,043,432
Accrued interest receivable	6,237	6,237	6,237	-	-
Cash surrender value of life insurance policies	21,307	21,307	21,307	-	-
Derivative financial instruments	7	7	-	7	-
Financial Liabilities
Demand (non-interest-bearing)	$334,638	$334,638	$-	$334,638	$-
Demand (interest-bearing)	229,200	229,200	-	229,200	-
Money market	311,971	311,971	-	311,971	-
Savings and other	207,109	207,109	-	207,109	-
Certificates of deposit	128,253	129,440	-	129,440	-
Deposits	1,211,171	1,212,358	-	1,212,358	-
Repurchase agreements	8,687	8,687	-	8,687	-
FHLBB advances	11,396	11,525	-	11,525	-
Subordinated debt	34,305	35,041	35,041	-	-
Note payable	197	202	-	202	-
Finance lease obligation	1,658	1,801	-	-	1,801
Accrued interest payable	37	37	37	-	-
December 31, 2020
Financial Assets
Cash and cash equivalents	$93,162	$93,162	$93,162	$-	$-
Interest bearing time deposits with financial institutions	750	750	750	-	-
Securities available-for-sale	98,411	98,411	-	98,411	-
CRA mutual fund	917	917	917	-	-
Federal Home Loan Bank of Boston stock	1,713	1,713	1,713	-	-
Loans held-for-sale	2,735	2,790	-	-	2,790
Loans receivable, net	1,027,738	1,057,234	-	-	1,057,234
Accrued interest receivable	6,373	6,373	6,373	-	-
Cash surrender value of life insurance policies	21,182	21,182	21,182	-	-
Derivative financial instruments	4	4	-	4	-
Financial Liabilities
Demand (non-interest-bearing)	$310,769	$310,769	$-	$310,769	$-
Demand (interest-bearing)	218,869	218,869	-	218,869	-
Money market	278,146	278,146	-	278,146	-
Savings and other	189,776	189,776	-	189,776	-
Certificates of deposit	131,514	132,875	-	132,875	-
Deposits	1,129,074	1,130,435	-	1,130,435	-
Repurchase agreements	7,116	7,116	-	7,116	-
FHLBB advances	12,639	12,786	-	12,786	-
Subordinated debt	9,883	10,027	10,027	-	-
Note payable	208	212	-	212	-
Finance lease liability	1,673	1,920	-	-	1,920
Accrued interest payable	43	43	43	-	-

NOTE 13 - SUBSEQUENT EVENTS

On April 21, 2021 the Board of Directors increased and declared a quarterly dividend of $0.30 per common share payable on May 28, 2021 to shareholders of record as of May 14, 2021. The Board of Directors also authorized the full redemption of Salisbury's $10 million outstanding subordinated debt, issued in December 2015, on May 28, 2021.

On a year-to-date basis through May 4, 2021, Salisbury processed 470 loan applications, for approximately $48 million, under the PPP program.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. ("Salisbury" or the "Company") and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2020. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the "SEC").

BUSINESS

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's common stock is traded on the NASDAQ Capital Market under the symbol "SAL." Salisbury's principal business consists of its operation and control of the business of the Bank.

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

Available-For-Sale Securities

Management evaluates securities for other-than-temporary impairment ("OTTI") giving consideration to the extent to which the fair value has been less than cost, estimates of future cash flows, delinquencies and default severity, and the intent and ability of Salisbury to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The consideration of the above factors is subjective and involves estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

FINANCIAL CONDITION

Securities and Short Term Funds

During the first quarter of 2021, securities increased $28.9 million to $130.0 million. The net increase reflected by the purchases of $29.3 million of Mortgage-backed securities, $5.0 million of U.S. Government Agency notes, $4.5 million of Collateralized mortgage obligations securities and $1.7 million of municipal securities which were partly offset by $9.5 million in maturities/principal payments of securities and a decrease in unrealized gains of $1.8 million. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $66.0 million to $159.2 million.

Salisbury evaluates securities for OTTI when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at March 31, 2021.

Loans

Net loans receivable increased $13.4 million to $1.041 billion at March 31, 2021, compared with $1.028 billion at December 31, 2020. The increase primarily reflected net growth of $22.2 million in commercial and industrial loans, which included loans granted under the SBA's Paycheck Protection Program ("PPP"). During first quarter 2021, Salisbury processed 435 customer applications for PPP loans of approximately $47 million, which was partially offset by the forgiveness of approximately $36 million PPP loans by the SBA. At March 31, 2021 Salisbury had PPP loans, net of deferred fees, of approximately $94 million on its balance sheet compared with approximately $85 million at December 31, 2020. Salisbury continued to experience robust demand for residential mortgage loans in first quarter 2021. Despite this demand, residential real estate balances declined $6.7 million during first quarter 2021 to $419.0 million at March 31, 2021. During first quarter 2021, residential mortgage loan originations of $42.8 million were more than offset by the sale of $21.3 million of such loans to FHLB Boston, as part of the Bank's strategy to manage interest rate risk, and loan amortization and payments of approximately $28.2 million. In first quarter 2020, residential mortgage loan originations of $19.9 million were partially offset by the sale of $3.2 million of such loans to FHLB Boston and loan amortization and payments of approximately $11.9 million. The ratio of gross loans to deposits for first quarter 2021 was 87.2% compared with 92.2% for fourth quarter 2020 and 99.3% for first quarter 2020.

Asset Quality

During the first three months of 2021, non-performing assets remained relatively unchanged at $5.7 million. During the first quarter of 2021, total impaired and potential problem loans increased by $18.8 million to $48.9 million, or 4.6% of gross loans receivable at March 31, 2021, from $30.1 million, or 2.9% of gross loans receivable at December 31, 2020. The increase primarily reflected loans to certain borrowers in the hospitality and entertainment and recreation industries for which loan payments are currently deferred due to COVID-19 or which management considers to have a higher risk of default due to the pandemic. As discussed further below, management added a new discrete loan pool in second quarter 2020, which includes loans deemed to be a higher risk due to COVID-19, such as commercial real estate and commercial and industrial loans that were deemed by management to be a higher risk due to the pandemic as well as residential and consumer loans which have been granted a second loan payment deferral by management. In addition, in second quarter 2020, management increased the risk weights for loans with an internal risk rating of "4" (Watch), "5" (Special Mention) and "6" (Substandard") to reflect the higher degree of inherent credit risk associated with these loans as a result of COVID-19. Management reduced these risk weights back to their pre-COVID-19 levels in first quarter 2021 because the pre-COVID risk weights currently reflect the inherent risk of loss within these risk ratings, and management is receiving more timely and transparent information to determine if a downgrade in a loan rating is deemed necessary as the economy transitions beyond COVID-19.

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

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus", this guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus. The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings ("TDRs"). Section 4013 of the CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied Section 4013 guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis.

As of March 31, 2021, fourteen commercial loans ($27.0 million loan balances) were granted payment deferrals. Eleven of the loans ($18.5 million loan balance) related to borrowers in the hospitality industry and three of the loans ($8.5 million loan balance) related to borrowers in the entertainment & recreation industry. The loan balance for which payments were deferred represented approximately 2.8% of Salisbury's gross loan balance at March 31, 2021, excluding loans granted under the SBA's Paycheck Protection Program. There were no outstanding deferrals related to residential and consumer loans as of March 31, 2021. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower's final payment. Salisbury evaluated each borrower's request for loan payment deferrals on a case-by case-basis. Salisbury also reviewed the credit characteristics and internal risk rating assigned to each borrower that was granted a deferral. This review considered several factors, which included an assessment of COVID-19's impact on the operations of the business, other sources of liquidity available to a borrower for loan payments, the borrower's cooperation, the value of collateral and the number of payment deferrals granted to that borrower. Salisbury also considered a borrower's ability to make partial payments, which represent a subset or combination of principal, interest and mortgage taxes. At March 31, 2021, three of the loans deferring payments were deferring principal only and eleven loans were deferring principal and interest.

The CARES Act provides emergency economic relief to individuals and businesses impacted by the virus. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program. As a qualified SBA lender, the Bank was automatically qualified to originate loans under the PPP. In 2020, Salisbury processed 932 PPP loans for a principal balance of approximately $100 million primarily for existing customers. The expected forgiveness amount is the amount of loan principal the lender reasonably expects the borrower to spend on payroll costs, mortgage interest, rent and utilities during the covered period after the loans are funded. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was signed into law. The PPPFA increased the covered period from eight weeks to twenty-four weeks, reduced the portion of the loan that must be spent on payroll costs from 75% to 60% and extended the term of loans that are not forgiven from two years to five years. For PPP loans originated prior to June 5, 2020, borrowers and lenders may mutually agree to increase the loan term to five years. The vast majority of PPP loans processed by Salisbury have a two-year term. Management funded these short-term loans through a combination of deposits, short-term Federal Home Loan Bank ("FHLB") advances, and brokered deposits. Salisbury did not participate in the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF"). As of March 31, 2021, approximately $50 million of the PPP loans originated in 2020 were forgiven by the SBA.

On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. Certain provisions of the CARES Act were modified and extended by the Act. One of the features of the Act was the provision of $284 billion in additional funding for the PPP program, including a Second draw Paycheck Protection Program for qualifying businesses for which there was a quarterly revenue reduction of at least 25% compared to the same quarter in 2019. On a year-to-date basis through March 31, 2021, Salisbury processed another 435 customer PPP applications for loans of approximately $47 million. The Bank funded these loans through deposits. As of March 31, 2021, Salisbury had approximately $94 million of PPP loans on its balance sheet compared with approximately $85 million at December 31, 2020.

Past Due Loans

Loans past due 30 days or more decreased $4.5 million during first quarter 2021 to $5.4 million, or 0.51% of gross loans receivable at March 31, 2021 compared with $9.9 million, or 0.95% of gross loans receivable at December 31, 2020. The decrease in past due loans from fourth quarter 2020 primarily reflected loans that matured in fourth quarter 2020 that were subsequently rewritten in first quarter 2021.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Past due 30-59 days	$2,375	$5,263
Past due 60-89 days	-	1,575
Past due 90-179 days	492	1
Past due 180 days and over	12	11
Accruing loans	2,879	6,850
Past due 30-59 days	4	480
Past due 60-89 days	147	179
Past due 90-179 days	587	768
Past due 180 days and over	1,808	1,665
Non-accrual loans	2,546	3,092
Total loans past due 30 days or greater	$5,425	$9,942

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans, excluding troubled debt restructured loans	$3,684	$4,091
Non-accrual troubled debt restructured loans	1,518	1,546
Accruing troubled debt restructured loans	6,202	6,272
Total impaired loans	$11,404	$11,909
Commitments to lend additional amounts to impaired borrowers	$-	$-

Non-Performing Assets

Non-performing assets increased $58 thousand to $5.7 million, or 0.41% of assets at March 31, 2021, from $5.6 million, or 0.44% of assets at December 31, 2020, and increased $2.5 million from $3.2 million, or 0.28% of assets at March 31, 2020.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Residential 1-4 family	$1,358	$1,508
Residential 5+ multifamily	861	861
Home equity lines of credit	237	154
Commercial	2,233	2,544
Farm land	151	158
Vacant land	37	37
Real estate secured	4,877	5,262
Commercial and industrial	325	374
Consumer	-	-
Non-accrual loans	5,202	5,636
Accruing loans past due 90 days and over	504	12
Non-performing loans	5,706	5,648
Foreclosed assets	-	-
Non-performing assets	$5,706	$5,648

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Current	$2,655	$2,545
Past due 30-59 days	4	480
Past due 60-89 days	147	179
Past due 90-179 days	1,080	769
Past due 180 days and over	1,820	1,675
Total non-performing loans	$5,706	$5,648

At March 31, 2021, 46.53% of non-performing loans were current with respect to loan payments, compared with 45.06% at December 31, 2020.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased slightly during first quarter 2021 to $7.7 million, or 0.73% of gross loans receivable at March 31, 2021, compared to $7.8 million, or 0.75% of gross loans receivable at December 31, 2020.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Residential 1-4 family	$2,771	$2,798
Residential 5+ multifamily	102	103
Personal	24	26
Vacant land	127	130
Commercial	3,071	3,105
Real estate secured	6,095	6,162
Commercial and industrial	107	111
Accruing troubled debt restructured loans	6,202	6,273
Residential 1-4 family	372	378
Residential 5+ multifamily	861	861
Vacant land	37	37
Commercial	249	269
Real estate secured	1,519	1,545
Commercial and Industrial	(1)	-
Non-accrual troubled debt restructured loans	1,518	1,545
Troubled debt restructured loans	$7,720	$7,818

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Current	$6,164	$5,737
Past due 30-59 days	38	536
Past due 60-89 days	-	-
Accruing troubled debt restructured loans	6,202	6,273
Current	444	237
Past due 30-59 days	-	-
Past due 60-89 days	-	-
Past due 90-179 days	213	178
Past due 180 days and over	861	1,130
Non-accrual troubled debt restructured loans	1,518	1,545
Total troubled debt restructured loans	$7,720	$7,818

At March 31, 2021, 85.60% of troubled debt restructured loans were current with respect to loan payments, as compared with 76.41% at December 31, 2020.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $19.3 million during the first quarter of 2021 to $37.5 million, or 3.56% of gross loans receivable at March 31, 2021, compared with $18.2 million, or 1.75% of gross loans receivable at December 31, 2020. The increase in potential problem loans from year end 2020 primarily reflected the downgrade of the internal risk rating on loans to certain borrowers in the hospitality and entertainment and recreation industries who have been granted loan payment deferrals due to COVID-19.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Residential 1-4 family	$1,719	$1,620
Residential 5+ multifamily	727	732
Home equity lines of credit	-	-
Residential real estate	2,446	2,352
Commercial	32,632	13,703
Construction of commercial	226	229
Commercial real estate	32,858	13,932
Farm land	450	1,427
Real estate secured	35,754	17,711
Commercial and industrial	1,764	486
Consumer	1	1
Total potential problem loans	$37,519	$18,198

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Current	$36,608	$17,598
Past due 30-59 days	421	40
Past due 60-89 days	-	560
Past due 90-179 days	490	-
Total potential problem loans	$37,519	$18,198

At March 31, 2021, 97.57% of potential problem loans were current with respect to loan payments, as compared with 96.70% at December 31, 2020. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Goodwill

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. As a result of the stock market volatility during the past twelve months, the Bank was required to assess whether it was more likely than not that the goodwill on its consolidated balance sheet had been impaired at March 31, 2021. At March 31, 2021, Salisbury's closing stock price was $44.41 per share compared with its book value of $44.72 per share. During first quarter 2021, SAL's market price peaked at $50.88 per share on March 11, 2021. Bank stocks, as measured by the S&P US BMI Banks Index, increased 23.7% since year end 2020 whereas SAL increased 19.2% over the same period. Management performed a qualitative analysis that evaluated several factors including macroeconomic conditions, the Bank's financial performance and the short-term volatility in its share price. Management concluded that as of March 31, 2021 it was not more likely than not that goodwill was impaired. As a result, the Bank did not record an impairment charge for goodwill for first quarter 2021.

Deposits and Borrowings

Deposits increased $82.1 million during first quarter 2021, or 7%, to $1.2 billion at March 31, 2021, compared with $1.1 million at December 31, 2020. Retail repurchase agreements increased $1.6 million during 2021 to $8.7 million at March 31, 2021, compared with $7.1 million at December 31, 2020.

The distribution of average total deposits by account type was as follows:

	March 31, 2021			December 31, 2020
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$328,372	28.24%	0.00%	$294,603	27.94%	0.00%
Interest-bearing checking accounts	218,425	18.79	0.20	183,870	17.44	0.24
Regular savings accounts	197,526	16.99	0.11	175,204	16.61	0.26
Money market savings	288,767	24.84	0.18	256,402	24.31	0.45
Certificates of deposit (CD's)[1]	129,603	11.15	0.83	144,488	13.70	1.27
Total deposits	$1,162,694	100.00%	0.19%	$1,054,567	100.00%	0.37%

1CD's included brokered certificates of deposits of $18.0 million at March 31, 2021 and December 31, 2020.

The classification of certificates of deposit by interest rates is as follows:

Interest rates	March 31, 2021	December 31, 2020
Less than 1.00%	$93,439	$73,538
1.00% to 1.99%	22,802	25,589
2.00% to 2.99%	11,514	31,889
3.00% to 3.99%	498	498
Total	$128,253	$131,514

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At March 31, 2021
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$76,174	$11,229	$1,680	$4,356	$93,439	72.86%
1.00% to 1.99%	7,562	8,200	2,318	4,721	22,802	17.78%
2.00% to 2.99%	5,011	742	4,425	1,336	11,514	8.98%
3.00% to 3.99%	498	-	-	-	498	0.39%
Total	$89,245	$20,171	$8,423	$10,413	$128,253	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

March 31, 2021 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$26,613	$8,084	$26,787	$20,358	$81,842

FHLBB advances decreased $1.2 million during the first quarter of 2021 to $11.4 million at March 31, 2021, compared with $12.6 million at December 31, 2020. The decrease was due to the payments on an amortized advance during first quarter 2020. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts. These letters of credit are secured primarily by residential mortgage loans. The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding. At March 31, 2021, $20.0 million of letters of credit were outstanding compared with $18.0 million at December 31, 2020. Salisbury's borrowing capacity at the FHLB was $247.6 million at March 31, 2021.

The following table sets forth certain information concerning short-term FHLBB advances:

(dollars in thousands)	March 31, 2021	December 31, 2020
Highest month-end balance during period	$-	$15,000
Ending balance	-	-
Average balance during period	-	5,956

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At March 31, 2021, Salisbury's excess borrowing capacity at FHLBB was approximately $247.6 million. Salisbury did not experience a significant outflow of deposits or draw downs on credit lines due to the virus. In addition, Salisbury may pledge the loans approved by the SBA under the PPP program to the Federal Reserve to collateralize borrowings. The face amount of the PPP loans will not be discounted by the Federal Reserve. The PPP loans are guaranteed by the SBA and therefore carry a 0% risk weight. As a result, the Bank's Tier 1 and Total capital ratios will not be affected by loans made under this program. Additionally, PPP loans pledged as collateral to the Federal Reserve will not be included in the Bank's Tier 1 leverage ratio. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury's net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2021 provided net cash of $6.4 million. Investing activities utilized net cash of $46.4 million due to the purchase of securities available-for-sale of $40.5 million, net loan originations of $14.6 million and $0.9 million for the purchase of fixed assets, partly offset by $9.5 million from the maturities/principal paydowns of available-for-sale (AFS) securities. Financing activities provided net cash of $106.0 million primarily due to the increase of savings deposits of $85.4 million, net proceeds from the issuance of subordinated debt of $24.4 million and an increase of $1.6 million in securities sold under agreements to repurchase, partly offset by a net decrease of $3.3 million in time deposit accounts and principal payments of $1.2 million on FHLB advances.

At March 31, 2021, Salisbury had outstanding commitments to fund new loan originations of $30.7 million and unused lines of credit of $175.3 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2021 and 2020

OVERVIEW

Net income allocated to common shareholders was $4.5 million, or $1.59 basic earnings per common share, for the first quarter ended March 31, 2021 (first quarter 2021), compared with $2.8 million, or $0.99 basic earnings per common share, for the fourth quarter ended December 31, 2020 (fourth quarter 2020), and $2.0 million, or $0.72 basic earnings per common share, for the first quarter ended March 31, 2020 (first quarter 2020). Excluding the impact of PPP loans, the tax equivalent net interest income for first quarter 2021 was 3.16% compared with 3.13% for fourth quarter 2020. There were no PPP loans recorded on Salisbury's consolidated balance sheet in first quarter 2020.

Net Interest Income

Tax equivalent net interest income for first quarter 2021 increased $1.6 million, or 17.48%, versus first quarter 2020. Loan interest income for the first quarter 2021 included PPP interest and fees of approximately $232 thousand and $1.1 million, respectively. Average earning assets increased $194.1 million versus first quarter 2020. Average total interest bearing deposits increased $120.0 million versus first quarter 2020. Average loan balances for the first quarter 2021 included an average PPP loan balance of $92.8 million. The net interest margin of 3.34% decreased 1 basis points versus 3.35% for the first quarter 2020. Excluding PPP loans, the net interest margin for first quarter 2021 was approximately 3.16%.

The following table sets forth the components of Salisbury's fully tax-equivalent ("FTE") net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Loans (a)(d)	$1,051,658	$948,035	$10,592	$10,096	4.02%	4.26%
Securities (c)(d)	103,062	89,596	640	698	2.48	3.12
FHLBB stock	1,948	3,041	9	33	1.85	4.34
Short term funds (b)	101,401	23,218	25	58	0.10	1.00
Total interest-earning assets	1,258,069	1,063,890	11,266	10,885	3.57	4.09
Other assets	71,252	64,438
Total assets	$1,329,321	$1,128,328
Interest-bearing demand deposits	$218,425	$154,604	106	119	0.20	0.31
Money market accounts	288,767	240,680	129	560	0.18	0.93
Savings and other	197,526	164,174	56	234	0.11	0.57
Certificates of deposit	129,603	154,869	264	596	0.83	1.54
Total interest-bearing deposits	834,321	714,327	555	1,509	0.27	0.84
Repurchase agreements	8,453	5,672	3	7	0.15	0.49
Finance lease	2,824	3,050	32	36	4.60	4.72
Note payable	200	240	3	4	6.18	6.67
Subordinated debt (net of issuance costs)	10,156	9,860	119	156	4.68	6.33
FHLBB advances	11,825	37,118	34	219	1.14	2.36
Total interest-bearing liabilities	867,779	770,267	746	1,931	0.35	1.00
Demand deposits	328,372	235,129
Other liabilities	6,839	6,856
Shareholders' equity	126,331	116,076
Total liabilities & shareholders' equity	$1,329,321	$1,128,328
Net interest income (d)			$10,520	$8,954
Spread on interest-bearing funds					3.22	3.09
Net interest margin (e)					3.34	3.35

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $170,000 and $167,000, respectively, for 2021 and 2020 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2021 versus 2020
Change in interest due to	Volume	Rate	Net
Loans	$1,074	$(578)	$496
Securities	94	(152)	(58)
FHLBB stock	(8)	(16)	(24)
Short term funds	109	(142)	(33)
Interest-earning assets	1,269	(888)	381
Deposits	186	(1,140)	(954)
Repurchase agreements	2	(6)	(4)
Finance lease	(3)	(1)	(4)
Note payable	(1)	-	(1)
Subordinated debt	4	(41)	(37)
FHLBB advances	(112)	(73)	(185)
Interest-bearing liabilities	77	(1,261)	(1,184)
Net change in net interest income	$1,193	$373	$1,566

Interest Income

Tax equivalent interest income increased $381 thousand, or 3.5%, to $11.3 million for first quarter 2021 as compared with first quarter 2020. Loan income as compared to first quarter 2020 increased $496 thousand, or 4.91%, primarily due to a $103.6 million, or 10.9%, increase in average loans, partly offset by a 24 basis point decrease in the average loan yield. Tax equivalent securities income decreased $58 thousand, or 8.3%, for first quarter 2021 as compared with first quarter 2020, primarily due to a 64 basis point decrease in average yield, partly offset by a $13.4 million, or 15.0%, increase in average volume. Income on short-term funds as compared to first quarter 2020 decreased $33 thousand, or 56.9%, primarily due to a 90 basis point decrease in the average short-term funds yields, partly offset by a $78.2 million, or 336.73% increase in average balances.

Interest Expense

Interest expense decreased $1.2 million, or 61.3%, to $746 thousand for first quarter 2021 as compared with first quarter 2020. Interest on deposit accounts decreased $954 thousand, or 63.2%, as a result of a 57 basis point decrease in average deposit rates, partly offset by a $120.0 million increase in the average balances as compared with first quarter 2020. Interest expense on FHLBB borrowings decreased $185 thousand, or 84.5%, as a result of an average balance decrease of $25.2 million as compared with first quarter 2020, and a 122 basis point decrease in the average borrowings rate. Interest expense on subordinated debt decreased $37 thousand as a result of an average balance increase of $296 thousand and a 165 basis point decrease in average yield. On December 15, 2020 Salisbury's subordinated debt repriced from a fixed rate of 6% to a floating rate based on three month LIBOR plus 430 basis points, or approximately 4.50%.

Provision and Allowance for Loan Losses

During the first quarter 2021, the allowance for loan losses increased by the provision for loan loss expense of $158 thousand compared with $840 thousand for fourth quarter 2020 and $1.7 million for the first quarter 2020. Net loan charge-offs (recoveries) were $26 thousand for the first quarter 2021, $87 thousand for fourth quarter 2020 and ($17) thousand for the first quarter 2020. The provision in first quarter 2021 reflected management's assessment of the impact of the virus on certain qualitative and environmental factors and impaired loans. Management will continue to monitor the impact of the virus on its borrowers and adjust the allowance as appropriate.

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, excluding PPP loans, was 1.45% for the first quarter 2021, versus 1.44% for the fourth quarter 2020 and 1.11% for the first quarter 2020. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 243% for the first quarter of 2021, versus 244% for the fourth quarter of 2020 and 333% for the first quarter of 2020.

The following table details the principal categories of credit quality ratios:

Three months ended March 31,	2021	2020
Net charge-offs (recoveries) to average loans receivable, gross	0.00%	0.00%
Non-performing loans to loans receivable, gross	0.54	0.33
Accruing loans past due 30-89 days to loans receivable, gross	0.23	0.64
Allowance for loan losses to loans receivable, gross	1.32	1.11
Allowance for loan losses to non-performing loans	243.37	333.05
Non-performing assets to total assets	0.41	0.28

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $5.7 million, or 0.54% of gross loans receivable at March 31, 2021 as compared to $5.6 million, or 0.54% at December 31, 2020 and $3.2 million, or 0.33%, at March 31, 2020. Accruing loans past due 30-89 days were $2.4 million, or 0.23% of gross loans receivable compared with $6.9 million, or 0.66% of gross loans receivable at December 31, 2020 and $6.1 million, or 0.64% of gross loans receivable, at March 31, 2020. See "Financial Condition - Asset Quality" above for further discussion and analysis.

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

In second quarter 2020, management added a new discrete loan pool for loans deemed to be a higher risk due to COVID-19. This new loan pool included commercial real estate and commercial and industrial loans that were deemed by management to be a higher risk of default as a result of the pandemic as well as residential and consumer loans which have been granted a second loan payment deferral by management. In addition, in second quarter 2020, management increased the risk weights for loans with an internal risk rating of "4" (Watch), "5" (Special Mention) and "6" (Substandard) to reflect the higher degree of inherent credit risk associated with these loans as a result of COVID-19. In first quarter 2021, management reduced these risk weights back to their pre-COVID-19 levels because the internal risk rating on several loans with a higher degree of credit risk due to COVID-19 was downgraded during the quarter. Such downgrades resulted in a higher loan loss reserve for each affected loan. Management believes that this more targeted approach is prudent because loans to borrowers in certain industries, such as hospitality and entertainment and recreation, have a relatively higher degree of credit risk due to COVID-19. Management will continue to monitor the population of loans in the COVID-19 pool and evaluate if further adjustments are warranted.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally, reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2021.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2021	2020	2021 vs. 2020
Trust and wealth advisory	$1,146	$1,030	$116	11%
Service charges and fees	950	905	45	5
Mortgage banking activities, net	608	128	480	375
Gains (losses) on CRA mutual fund	(16)	14	(30)	(214)
Gain on available-for-sale securities, net	-	1	(1)	(100)
BOLI income and gains	125	134	(9)	(6)
Other	28	33	(5)	(18)
Total non-interest income	$2,841	$2,245	$596	27%

Non-interest income increased $596 thousand, or 27% in the first quarter of 2021 versus the first quarter of 2020. Trust and wealth advisory revenues increased $116 thousand versus first quarter 2020 primarily due to higher asset-based fees. Assets under administration were $902.1 million at March 31, 2021 compared with $944.3 million at December 31, 2020 and $639.5 million at March 31, 2020. Discretionary assets under administration of $578.2 million in first quarter 2021 increased from $555.0 million in fourth quarter 2020 and $425.4 million in first quarter 2020 primarily due to higher market valuations. Non-discretionary assets under administration of $323.9 million in first quarter 2021 declined from $389.4 million in fourth quarter 2020 and increased from $214.1 million in first quarter 2020. The decline from fourth quarter 2020 reflected a lower valuation of shares in a partnership for one significant client relationship, and the increase from first quarter 2020 was due to the addition of partnership assets under administration for the same client relationship. The trust and wealth business records only a nominal annual fee on this relationship.

Service charges and fees increased $45 thousand versus first quarter 2020 primarily due higher interchange fees partially offset by lower deposit fees. First quarter 2021 income from mortgage sales and servicing increased $480 thousand due to an increase in sales volume. Mortgage sales in first quarter 2021 were $21.3 million compared with $3.2 million for first quarter 2020. The first quarter 2021 included net losses of $16 thousand on investments in CRA Funds compared with net gains of $14 thousand in first quarter 2020. BOLI income of $125 thousand decreased $9 thousand compared to $134 thousand in first quarter 2020. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2021	2020	2021 vs. 2020
Salaries	$2,901	$2,850	$51	2%
Employee benefits	1,312	1,146	166	14
Premises and equipment	954	911	43	5
Data processing	565	540	5	5
Professional fees	711	628	83	13
Collections, OREO, and loan related	84	25	59	236
FDIC insurance	145	105	40	38
Marketing and community support	82	125	(43)	(34)
Amortization of core deposit intangibles	71	87	(16)	(18)
Other	434	519	(85)	(16)
Non-interest expense	$7,259	$6,936	$323	5%

Non-interest expense for first quarter 2021 increased $323 thousand versus first quarter 2020. Salaries expense increased $51 thousand versus first quarter 2020. The increase reflected higher salary, production and incentive accruals, partly offset by higher deferred loan origination expenses related to the processing of PPP loans. Employee benefits expense increased $166 thousand versus first quarter 2020 primarily due to higher medical insurance costs, payroll taxes and BOLI related expenses. Premises and equipment expense increased $43 thousand versus first quarter 2020 due to higher building related costs and lease expense partially offset by decreased software and machine maintenance expense. Data processing expense increased $5 thousand versus first quarter 2021 primarily due to higher core processing costs and ATM and debit card processing fees. Professional fees increased $83 thousand versus first quarter 2020 primarily as a result of increased audit, legal and investment management fees. Loan and OREO related expenses increased $59 thousand versus first quarter 2020, mainly due to higher appraisals, inspections and litigation expenses. Marketing and community support expense decreased $43 thousand versus first quarter 2020 primarily due to timing of current marketing campaigns and contributions. The decrease in other expenses of $85 thousand primarily reflected lower accruals related to litigation matters occurring in the normal course of business.

Income Taxes

The effective income tax rates for first quarter 2021 and first quarter 2020 were 21.61% and 14.35%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax-exempt income as well as a higher level of income in first quarter 2021. The higher tax rate in the first quarter 2021 primarily reflected a lower mix of tax-exempt income from municipal bonds, tax advantaged loans and bank-owned life insurance on a comparatively higher level of pre-tax income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

Salisbury did not incur Connecticut income tax in 2021 (to date) or 2020, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity was $127.2 million at March 31, 2021, up $2.5 million from December 31, 2020. Book value and tangible book value per common share were $44.72 and $39.65, respectively, compared with $43.88 and $38.78, respectively, at December 31, 2020. Contributing to the increase in shareholders' equity for year-to-date 2021 was net income of $4.5 million and restricted stock activity of $0.2 million, which were partly offset by common stock dividends paid of $0.8 million and unrealized losses in the available-for-sale securities portfolio of $1.4 million.

Capital Requirements

Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not "well-capitalized." Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows:

	March 31, 2021	December 31, 2020
Total Capital (to risk-weighted assets)	14.58%	13.57%
Tier 1 Capital (to risk-weighted assets)	13.33	12.31
Common Equity Tier 1 Capital (to risk-weighted assets)	13.33	12.31
Tier 1 Capital (to average assets)	9.83	8.90

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

As of December 31, 2020, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as "well-capitalized." There are no conditions or events since that notification that management believes have changed the Bank's category.

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a "Community Bank Leverage Ratio" ("CBLR") that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) ("qualifying community banking organizations") may elect to report the components of its Tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that "elects to use the CBLR framework" will not be subject to other risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements for purposes of the agencies' Prompt Corrective Action ("PCA") framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria, but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed "well capitalized" for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period (including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule became effective on January 1, 2020. The Bank would qualify for the CBLR methodology and would also be considered to be well capitalized if it elected to utilize such methodology.

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

Share Repurchases

On March 24, 2021 Salisbury announced that its Board of Directors has adopted a share repurchase program. The share repurchase program provides for the potential repurchase of Salisbury's common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury's common stock from time to time over the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares over the next twelve (12) months.

Subordinated Debt

On March 31, 2021 Salisbury completed a private placement of $25.0 million in aggregate principal amount of Fixed to Floating Rate Subordinated Notes due 2031 (the "Notes") to various accredited investors. The Notes have a maturity date of March 31, 2031 and bear interest at an annual rate of 3.50% per annum, from and including the closing date to, but excluding March 31, 2026 or the earlier redemption date, payable quarterly in arrears. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, the rate will be a floating per annum rate expected to be equal to the then current three-month SOFR plus 280 basis points, provided, however, that in the event three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero, payable quarterly in arrears. Interest on the Subordinated Notes will be payable on March 31, June 30, September 30 and December 31 of each year to, but excluding, March 31, 2026 or the earlier redemption date, at the rate of 3.50%, and quarterly thereafter on March 31, June 30, September 30 and December 31 of each year to, but excluding, the maturity date or earlier redemption date at the floating rate. The first interest payment will be made on June 30, 2021.The notes may be redeemed by Salisbury, without penalty, on or after March 31, 2026 and, in certain limited circumstances, prior to that date.

Dividends

During the three month period ended March 31, 2021, Salisbury paid $825 thousand in dividends on common stock.

On April 21, 2021, the Board of Directors of Salisbury declared a dividend of $0.30 per common share payable on May 28, 2021 to shareholders of record on May 14, 2021. Common stock dividends, when declared, will generally be paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury manages its exposure to interest rate risk through its Asset/Liability Management Committee ("ALCO") using risk limits and policy guidelines to manage assets and funding liabilities to produce financial results that are consistent with Salisbury's liquidity, capital adequacy, growth, risk and profitability targets. Interest rate risk is the risk of a negative impact to future earnings due to changes in interest rates.

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's March 31, 2021 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

The ALCO reviews the simulation results to determine whether Salisbury's exposure to change in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. Salisbury's tolerance levels for changes in net interest income in its income simulations varies depending on the magnitude of interest rate changes and level of risk-based capital. All changes are measured in comparison to the projected net interest income that would result from an "unchanged" rate scenario where interest rates remain stable over the forecast horizon. The ALCO also evaluates the directional trends of net interest income, net interest margin and other financial measures over the forecast horizon for consistency with its liquidity, capital adequacy, growth, risk and profitability targets.

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2021, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates - immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates - immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates - the yield curve rise continues throughout 2021 and 2022 with the treasury yield curve ultimately ending up higher as of March 31, 2023. The two year, five year and 10 year treasury as of March 31, 2023 are ultimately 1.99%, 1.70% and 1.51% higher than actual rates as of March 31, 2021 but the Fed Funds rate does not increase over this horizon. The yield curve is positively sloping as treasury yields are projected to increase but the fed funds rate is not projected to increase. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2021, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of March 31, 2021.

As of March 31, 2021	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(0.6)%	12.9%
Immediately falling interest rates - 100bp (static growth assumptions)	(3.7)	(9.3)
Immediately rising interest rates + 400bp (static growth assumptions)	(0.8)	16.6

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2021 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	$(76)	$(151)
Municipal bonds	(2,789)	(5,785)
Mortgage backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	(1,398)	(2,822)
Collateralized mortgage obligations:
U.S. Government agencies	(312)	(768)
Corporate bonds	(198)	(388)
Total available-for-sale debt securities	$(4,773)	$(9,914)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Salisbury in its reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in Salisbury's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS
Exhibit No.	Description
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant's 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant's Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant's Form 8-K filed December 10, 2015).
4.2	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K filed March 31, 2021).
10.1	Amendment One (the "Amendment") to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan, effective as of March 9, 2020 (incorporated by reference to Exhibit 10.16 of Form 10-K filed on March 13, 2020).
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 7, 2021	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 7, 2021	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

