Form 10-Q
period 2021-06-30
SALISBURY BANCORP, INC.
filed 2021-08-06
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Common Stock outstanding as of August 3, 2021 is 2,861,697.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Cash and due from banks	$8,853	$10,599
Interest bearing demand deposits with other banks	170,973	82,563
Total cash and cash equivalents	179,826	93,162
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	150,530	98,411
CRA mutual fund at fair value	909	917
Federal Home Loan Bank of Boston stock at cost	1,504	1,713
Loans held-for-sale	415	2,735
Loans receivable, net (allowance for loan losses: $12,708 and $13,754)	1,032,345	1,027,738
Bank premises and equipment, net	21,375	20,355
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,343 and $5,207)	538	674
Accrued interest receivable	6,357	6,373
Cash surrender value of life insurance policies	21,433	21,182
Deferred taxes	2,390	2,412
Other assets	4,479	3,423
Total Assets	$1,436,666	$1,293,660
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$359,517	$310,769
Demand (interest bearing)	224,791	218,869
Money market	315,518	278,146
Savings and other	206,887	189,776
Certificates of deposit	136,656	131,514
Total deposits	1,243,369	1,129,074
Repurchase agreements	17,492	7,116
Federal Home Loan Bank of Boston advances	10,152	12,639
Subordinated debt	24,445	9,883
Note payable	189	208
Finance lease obligations	1,646	1,673
Accrued interest and other liabilities	7,664	8,315
Total Liabilities	1,304,957	1,168,908
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,861,697 and 2,843,292
Outstanding: 2,861,697 and 2,843,292	286	284
Unearned compensation - restricted stock awards	(1,224)	(774)
Paid-in capital	46,217	45,264
Retained earnings	84,174	76,974
Accumulated other comprehensive income, net	2,256	3,004
Total Shareholders' Equity	131,709	124,752
Total Liabilities and Shareholders' Equity	$1,436,666	$1,293,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share amounts)	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$9,901	$10,313	$20,377	$20,300
Interest on debt securities
Taxable	488	409	912	864
Tax exempt	172	171	334	356
Other interest and dividends	61	51	95	142
Total interest and dividend income	10,622	10,944	21,718	21,662
Interest expense
Deposits	567	988	1,121	2,497
Repurchase agreements	4	4	8	10
Finance lease	36	35	69	71
Note payable	3	4	6	7
Subordinated debt	415	156	534	312
Federal Home Loan Bank of Boston advances	32	140	65	359
Total interest expense	1,057	1,327	1,803	3,256
Net interest and dividend income	9,565	9,617	19,915	18,406
(Release) provision for loan losses	(1,075)	1,806	(917)	3,512
Net interest and dividend income after (release) provision for loan losses	10,640	7,811	20,832	14,894
Non-interest income
Trust and wealth advisory	1,254	1,031	2,399	2,061
Service charges and fees	1,374	598	2,325	1,503
Mortgage banking activities, net	196	318	804	446
Gains (losses) on CRA mutual fund	3	8	(14)	22
(Losses) gains on securities, net	(9)	181	(9)	182
Bank-owned life insurance ("BOLI") income	125	133	251	266
Other	28	47	57	80
Total non-interest income	2,971	2,316	5,813	4,560
Non-interest expense
Salaries	3,403	2,411	6,304	5,261
Employee benefits	1,356	1,037	2,668	2,183
Premises and equipment	1,019	981	1,973	1,891
Data processing	628	557	1,193	1,098
Professional fees	644	758	1,355	1,385
Collections, OREO, and loan related	113	79	197	104
FDIC insurance	80	103	225	208
Marketing and community support	214	169	296	293
Amortization of intangibles	65	83	137	170
Other	564	611	999	1,133
Total non-interest expense	8,086	6,789	15,347	13,726
Income before income taxes	5,525	3,338	11,298	5,728
Income tax provision	1,172	604	2,419	947
Net income	$4,353	$2,734	$8,879	$4,781
Net income available to common shareholders	$4,287	$2,691	$8,749	$4,704

Basic earnings per common share	$1.53	$0.96	$3.12	$1.68
Diluted earnings per common share	$1.52	$0.96	$3.10	$1.68
Common dividends per share	$0.30	$0.29	$0.59	$0.58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2021	2020	2021	2020
Net income	$4,353	$2,734	$8,879	$4,781
Other comprehensive income
Net unrealized gains (losses) on securities available-for-sale	874	470	(954)	1,799
Reclassification of net realized losses (gains) in net income (1)	9	(181)	9	(182)
Unrealized gains (losses) on securities available-for-sale	883	289	(945)	1,617
Income tax (expense) benefit	(186)	(61)	197	(340)
Unrealized gains (losses) on securities available-for-sale, net of tax	697	228	(748)	1,277
Comprehensive income	$5,050	$2,962	$8,131	$6,058

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as (losses) gains on securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending June 30, 2021 and 2020 are $2 thousand and $38 thousand, respectively. The net tax effect for the six month periods ending June 30, 2021 and 2020 are $2 thousand and $38 thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	income	equity
Balances at March 31, 2020	2,829,017	$283	$44,566	$69,547	$(659)	$2,406	$116,143
Net income	-	-	-	2,734	-	-	2,734
Other comprehensive income, net of tax	-	-	-	-	-	228	228
Common stock dividends declared	-	-	-	(820)	-	-	(820)
Issuance of restricted stock awards	11,775	1	421	-	(422)	-	-
Stock options exercised	-	-	-	-	-	-	-
Forfeiture of stock awards	(700)	-	(29)	-	29	-	-
Issuance of director’s restricted stock awards	3,200	-	114	-	(114)	-	-
Stock based compensation-restricted stock awards	-	-	24	-	135	-	159
Balances at June 30, 2020	2,843,292	$284	$45,096	$71,461	$(1,031)	$2,634	$118,444
Balances at March 31, 2021	2,845,147	$285	$45,369	$80,675	$(646)	$1,559	$127,242
Net income	-	-	-	4,353	-	-	4,353
Other comprehensive income, net of tax	-	-	-	-	-	697	697
Common stock dividends declared	-	-	-	(854)	-	-	(854)
Issuance of restricted stock awards	13,750	1	619	-	(620)	-	-
Stock options exercised	-	-	-	-	-	-	-
Issuance of director’s restricted stock awards	2,800	-	126	-	(126)	-	-
Stock based compensation-restricted stock awards	-	-	103	-	168	-	271
Balances at June 30, 2021	2,861,697	$286	$46,217	$84,174	$(1,224)	$2,256	$131,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Six months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income	-	-	-	4,781	-	-	4,781
Other comprehensive income, net of tax	-	-	-	-	-	1,277	1,277
Common stock dividends declared	-	-	-	(1,640)	-	-	(1,640)
Issuance of restricted stock awards	11,775	1	421	-	(422)	-	-
Stock options exercised	3,105	-	53	-	-	-	53
Forfeiture of restricted stock awards	(700)	-	(29)	-	29	-	-
Issuance of director’s restricted stock awards Stock based compensation-restricted	3,200	-	114	-	(114)	-	-
Stock based compensation-restricted stock awards	-	-	47	-	271	-	318
Balances at June 30, 2020	2,843,292	$284	$45,096	$71,461	$(1,031)	$2,634	$118,444
Balances at December 31, 2020	2,843,292	$284	$45,264	$79,974	$(774)	$3,004	$124,752
Net income	-	-	-	8,879	-	-	8,879
Other comprehensive loss, net of tax	-	-	-	-	-	(748)	(748)
Common stock dividends declared	-	-	-	(1,679)	-	-	(1,679)
Issuance of restricted stock awards	13,850	1	623	-	(624)	-	-
Stock options exercised	1,755	30	-	-	-	-	31
Issuance of director’s restricted stock awards Stock based compensation-restricted	2,800	-	126	-	(126)	-	-
Stock based compensation-restricted stock awards	-	-	174	-	300	-	474
Balances at June 30, 2021	2,861,697	$286	$46,217	$84,174	$(1,224)	$2,256	$131,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2021	2020
Operating Activities
Net income	$8,879	$4,781
Adjustments to reconcile net income to net cash provided by operating activities
Amortization(accretion) and depreciation
Securities	463	231
Bank premises and equipment	756	720
Core deposit intangible	136	170
Modification fees on Federal Home Loan Bank of Boston advances	11	59
Subordinated debt issuance costs	144	12
Mortgage servicing rights	131	28
Fair value adjustment on deposits	-	(2)
Loss (gain) on sales and calls of securities available-for-sale, net	9	(182)
Loss (gain) on CRA mutual fund	14	(22)
Gain on sales of loans, excluding capitalized servicing rights	(621)	(295)
Gain on sale of disposed assets	(6)	-
(Release) provision for loan losses	(917)	3,512
Proceeds from loans sold	28,546	18,117
Loans originated for sale	(25,605)	(22,803)
Decrease in deferred loan origination fees and costs, net	517	2,701
Mortgage servicing rights originated	(258)	(143)
Decrease in mortgage impairment charge	(9)	-
Decrease (increase) in interest receivable	16	(573)
Decrease (increase) in deferred tax benefit	219	(1,026)
(Increase) decrease in prepaid expenses	(97)	367
Increase in cash surrender value of life insurance policies	(251)	(266)
Decrease (increase) in other assets	80	(8)
Increase in income taxes payable	631	1,728
Decrease in accrued expenses	(188)	(1,556)
(Decrease) increase in interest payable	(1,174)	109
Increase in other liabilities	80	44
Stock based compensation-restricted stock awards	474	318
Net cash provided by operating activities	$11,982	$6,021
Investing Activities
Net redemptions (purchases) of Federal Home Loan Bank of Boston stock	209	(111)
Purchases of securities available-for-sale	(72,654)	(15,417)
Proceeds from sales of securities available-for-sale	2,407	10,598
Proceeds from calls of securities available-for-sale	1,500	655
Proceeds from maturities of securities available-for-sale	14,306	8,082
Reinvestment of CRA mutual fund	(6)	(8)
Loan originations and principal collections, net	(4,258)	(119,192)
Recoveries of loans previously charged off	51	34
Proceeds from sales of other real estate owned	-	314
Proceeds from sales of disposed assets	18	-
Capital expenditures	(1,788)	(1,285)
Net cash utilized by investing activities	$(60,215)	$(116,330)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2021	2020
Financing Activities
Increase in deposit transaction accounts, net	$109,153	$144,015
Increase in time deposits, net	5,142	22,080
Increase (decrease) in securities sold under agreements to repurchase, net	10,376	(721)
Federal Home Loan Bank of Boston short-term advances, net change	-	(20,000)
Advances on Federal Home Loan Bank of Boston advances	-	25,000
Principal payments on amortizing FHLB advances	(2,498)	(828)
Issuance of Subordinated debt, net of issuance costs	24,418	-
Repayment of Subordinated debt	(10,000)	-
Principal payments on note payable	(19)	(18)
Decrease in finance lease obligation	(27)	(22)
Stock options exercised	31	53
Common stock dividends paid	(1,679)	(1,640)
Net cash provided by financing activities	134,897	167,919
Net increase in cash and cash equivalents	86,664	57,610
Cash and cash equivalents, beginning of period	93,162	26,885
Cash and cash equivalents, end of period	$179,826	$84,495
Cash paid during period
Interest	$1,649	$3,078
Income taxes	1,563	245
Non-cash supplemental
Available for Sale Security Due from Broker	$904	$0

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Bank is working towards the completion of its ACL methodology. To estimate the ACL for loans and off-balance sheet credit exposures, such as unfunded loan commitments, the Bank will utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate is expected to include a one-year reasonable and supportable forecast period and thereafter a one-year reversion period to the historical mean of its macroeconomic assumption. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2021
Available-for-sale
U.S. Government Agency notes	$35,303	$286	$62	$35,527
Municipal bonds	29,485	1,614	20	31,079
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	60,446	991	441	60,996
Collateralized mortgage obligations:
U.S. Government agencies	12,440	285	10	12,715
Corporate bonds	10,000	213	-	10,213
Total securities available-for-sale	$147,674	$3,389	$533	$150,530
CRA mutual fund				$909
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,504	$-	$-	$1,504
(in thousands)	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2020
Available-for-sale
U.S. Government Agency notes	$7,735	$153	$37	$7,851
Municipal bonds	25,831	1,787	1	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	35,240	1,376	43	36,573
Collateralized mortgage obligations:
U.S. Government agencies	17,054	400	-	17,454
Corporate bonds	8,750	166	-	8,916
Total securities available-for-sale	$94,610	$3,882	$81	$98,411
CRA mutual fund				$917
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,713	$-	$-	$1,713

Salisbury sold $3.3 million of available-for-sale securities during the three and six month periods ended June 30, 2021 realizing a pre-tax gain of $9 thousand and a related tax expense of $2 thousand. Salisbury sold $10.6 million of available-for-sale securities during the three and six month periods ended June 30, 2020 realizing a pre-tax gain of $182 thousand and a related tax expense of $38 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$17,155	$62	$-	$-	$17,155	$62
Municipal bonds	2,896	20	-	-	2,896	20
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	30,869	441	-	-	30,869	441
Collateralized mortgage obligations:
U.S. Government agencies	1,429	10	-	-	1,429	10
Total temporarily impaired securities	$52,349	$533	$-	$-	$52,349	$533

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$2,553	$36	$20	$1	$2,573	$37
Municipal bonds	558	1	-	-	558	1
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	3,761	42	45	1	3,806	43
Total temporarily impaired securities	$6,872	$79	$65	$2	$6,937	$81

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

June 30, 2021 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Government Agency notes	After 1 year but within 5 years	$3,497	$3,502	2.77%
	After 5 year but within 10 years	15,917	15,931	1.30
	Total	19,414	19,433	1.56
Municipal bonds	After 5 year but within 10 years	3,030	3,210	2.71
	After 10 years	26,455	27,869	2.85
	Total	29,485	31,079	2.84
Mortgage-backed securities, Collateralized mortgage obligations,
U.S. Government agencies and sponsored enterprises	Not a single maturity	88,775	89,805	1.73
Corporate bonds	After 5 years but within 10 years	10,000	10,213	4.88
Securities available-for-sale		$147,674	$150,530	2.14%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2021.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Fifteen securities had unrealized losses at June 30, 2021, which approximated 0.36% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2021.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Four securities had unrealized losses at June 30, 2021, which approximated 0.69% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2021.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Thirty-eight securities had unrealized losses at June 30, 2021, which approximated 1.40% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2021.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of June 30, 2021. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Residential 1-4 family	$353,652	$352,001
Residential 5+ multifamily	36,972	37,058
Construction of residential 1-4 family	12,251	8,814
Home equity lines of credit	25,262	27,804
Residential real estate	428,137	425,677
Commercial	312,646	310,841
Construction of commercial	41,983	31,722
Commercial real estate	354,629	342,563
Farm land	3,529	3,198
Vacant land	13,006	14,079
Real estate secured	799,301	785,517
Commercial and industrial ex PPP Loans	156,849	140,516
PPP Loans	61,908	86,632
Total Commercial and industrial	218,757	227,148
Municipal	18,341	21,512
Consumer	9,543	7,687
Loans receivable, gross	1,045,942	1,041,864
Deferred loan origination fees, net	(889)	(372)
Allowance for loan losses	(12,708)	(13,754)
Loans receivable, net	$1,032,345	$1,027,738
Loans held-for-sale
Residential 1-4 family	$415	$2,735

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

At June 30, 2021 and December 31, 2020, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $56.0 million and $65.3 million, respectively.

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

Salisbury's commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges due to the COVID-19 virus pandemic ("virus"). Approximately 40% of the Bank's commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 13% of the Bank's commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 8% of the Bank's commercial loans are to educational institutions and approximately 6% of Salisbury's commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury's commercial real estate exposure as a percentage of the Bank's total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 163% as of June 30, 2021 and 182% at December 31, 2020 compared to the regulatory monitoring guideline of 300%.

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

In 2021 Salisbury processed 472 applications for loans of approximately $48.2 million under the SBA's Paycheck Protection Program (PPP). Interest income is accrued on the unpaid principal balance of these loans. Deferred loan origination fees and costs on PPP loans are amortized as an adjustment to yield over the lives of the related loans, which is predominately five years. For the three and six months ended June 30, 2021, Salisbury recorded interest income of $0.2 million and $0.4 million, respectively, and net fee income of approximately $0.6 million and $1.6 million, respectively, on PPP loans. Total net fees on PPP loans originated in 2020 and 2021, that will be recognized over the life of the loans, are estimated at $3.1 million and $2.1 million, respectively. In 2020 and the six-month period ended June 30, 2021, Salisbury recognized total net fees of approximately $2.9 million on PPP loans originated in 2020. Salisbury had gross PPP loan balances of $61.9 million on its consolidated balance sheet at June 30, 2021 compared with $86.6 million at December 31, 2020. Approximately $13.7 million of the June 30, 2021 balance related to PPP loans originated in 2020 and $48.2 million related to PPP loans originated in 2021.

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

The composition of loans receivable by risk rating grade is presented below. The increase in the balance of loans classified as "substandard" at June 30, 2021 primarily reflected the downgrade of loans to certain borrowers in the hospitality and entertainment industries who are receiving loan payments deferrals due to COVID-19. Such loans were classified as either "pass" or "special mention" at December 31, 2020. In second quarter 2021, Salisbury sold certain commercial construction and commercial real estate loans, which were rated as "substandard" at December 31, 2020.

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2021
Residential 1-4 family	$344,976	$4,553	$4,123	$-	$-	$353,652
Residential 5+ multifamily	35,204	85	1,683	-	-	36,972
Construction of residential 1-4 family	12,251	-	-	-	-	12,251
Home equity lines of credit	24,879	236	147	-	-	25,262
Residential real estate	417,310	4,874	5,953	-	-	428,137
Commercial	269,496	6,855	36,295	-	-	312,646
Construction of commercial	41,983	-	-	-	-	41,983
Commercial real estate	311,479	6,855	36,295	-	-	354,629
Farm land	1,619	1,316	594	-	-	3,529
Vacant land	12,927	44	35	-	-	13,006
Real estate secured	743,335	13,089	42,877	-	-	799,301
Commercial and industrial	215,693	914	1,867	283	-	218,757
Municipal	18,341	-	-	-	-	18,341
Consumer	9,520	1	22	-	-	9,543
Loans receivable, gross	$986,889	$14,004	$44,766	$283	$-	$1,045,942
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Residential 1-4 family	$342,243	$5,615	$4,143	$-	$-	$352,001
Residential 5+ multifamily	35,272	90	1,696	-	-	37,058
Construction of residential 1-4 family	8,814	-	-	-	-	8,814
Home equity lines of credit	27,393	257	154	-	-	27,804
Residential real estate	413,722	5,962	5,993	-	-	425,677
Commercial	276,866	15,565	18,410	-	-	310,841
Construction of commercial	31,493	-	229	-	-	31,722
Commercial real estate	308,359	15,565	18,639	-	-	342,563
Farm land	1,612	-	1,586	-	-	3,198
Vacant land	13,992	50	37	-	-	14,079
Real estate secured	737,685	21,577	26,255	-	-	785,517
Commercial and industrial	224,906	1,271	632	339	-	227,148
Municipal	21,512	-	-	-	-	21,512
Consumer	7,660	-	27	-	-	7,687
Loans receivable, gross	$991,763	$22,848	$26,914	$339	$-	$1,041,864

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
June 30, 2021
Residential 1-4 family	$352,735	$128	$457	$-	$332	$917	$-	$1,544
Residential 5+ multifamily	36,111	-	-	-	861	861	-	861
Construction of residential 1-4 family	12,251	-	-	-	-	-	-	-
Home equity lines of credit	24,923	182	46	7	104	339	-	147
Residential real estate	426,020	310	503	7	1,297	2,117	-	2,552
Commercial	310,574	1,538	31	503	-	2,072	-	2,000
Construction of commercial	41,983	-	-	-	-	-	-	-
Commercial real estate	352,557	1,538	31	503	-	2,072	-	2,000
Farm land	2,940	-	139	-	450	589	-	594
Vacant land	13,006	-	-	-	-	-	-	35
Real estate secured	794,523	1,848	673	510	1,747	4,778	-	5,181
Commercial and industrial	218,037	674	-	-	46	720	11	347
Municipal	18,341	-	-	-	-	-	-	-
Consumer	9,539	3	1	-	-	4	-	-
Loans receivable, gross	$1,040,440	$2,525	$674	$510	$1,793	$5,502	$11	$5,528

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2020
Residential 1-4 family	$349,382	$1,419	$308	$673	$219	$2,619	$-	$1,508
Residential 5+ multifamily	36,197	-	-	-	861	861	-	861
Construction of residential 1-4 family	8,814	-	-	-	-	-	-	-
Home equity lines of credit	27,522	157	9	-	116	282	-	154
Residential real estate	421,915	1,576	317	673	1,196	3,762	-	2,523
Commercial	307,927	1,855	530	95	434	2,914	-	2,544
Construction of commercial	31,722	-	-	-	-	-	-	-
Commercial real estate	339,649	1,855	530	95	434	2,914	-	2,544
Farm land	2,594	154	450	-	-	604	-	158
Vacant land	14,079	-	-	-	-	-	-	37
Real estate secured	778,237	3,585	1,297	768	1,630	7,280	-	5,262
Commercial and industrial	224,496	2,148	457	1	46	2,652	12	374
Municipal	21,512	-	-	-	-	-	-	-
Consumer	7,677	10	-	-	-	10	-	-
Loans receivable, gross	$1,031,922	$5,743	$1,754	$769	$1,676	$9,942	$12	$5,636

Troubled Debt Restructurings (TDRs)

There were no troubled debt restructurings in either the second quarter 2021 or the second quarter 2020. For the six months ended June 30, 2021, there were no troubled debt restructurings whereas there was one troubled debt restructuring of $133 thousand for the same period in 2020, which required the extension of new funds to pay outstanding taxes.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

In second quarter 2021, Salisbury sold certain loans which the Bank classified as "substandard" credit risks. The sale resulted in charge-offs of approximately $18 thousand for commercial construction loans and $131 thousand for commercial and industrial loans as presented in the table below.

	Three months ended June 30, 2021					Three months ended June 30, 2020
(in thousands)	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,430	$(55)	$(1)	$3	$2,377	$2,706	$342	$-	$-	$3,048
Residential 5+ multifamily	622	(77)	-	-	545	508	122	(41)	-	589
Construction of residential 1-4 family	77	18	-	-	95	87	-	-	-	87
Home equity lines of credit	195	(5)	-	-	190	278	5	-	-	283
Residential real estate	3,324	(119)	(1)	3	3,207	3,579	469	(41)	-	4,007
Commercial	7,080	(875)	-	7	6,212	4,519	645	(4)	-	5,160
Construction of commercial	584	102	(18)	-	668	126	79	-	-	205
Commercial real estate	7,664	(773)	(18)	7	6,880	4,645	724	(4)	-	5,365
Farm land	50	(18)	-	-	32	52	8	-	-	60
Vacant land	109	(22)	-	-	87	144	38	-	-	182
Real estate secured	11,147	(932)	(19)	10	10,206	8,420	1,239	(45)	-	9,614
Commercial and industrial	1,369	(27)	(131)	45	1,256	1,071	444	-	-	1,515
Municipal	43	(11)	-	-	32	53	(17)	-	-	36
Consumer	52	22	(11)	3	66	102	(20)	(13)	5	74
Unallocated	1,275	(127)	-	-	1,148	972	160	-	-	1,132
Totals	$13,886	$(1,075)	$(161)	$58	$12,708	$10,618	$1,806	$(58)	$5	$12,371

	Six months ended June 30, 2021					Six months ended June 30, 2020
(in thousands)	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,646	$(264)	$(10)	$5	$2,377	$2,393	$647	$-	$8	$3,048
Residential 5+ multifamily	686	(141)	-	-	545	446	185	(42)	-	589
Construction of residential 1-4 family	65	30	-	-	95	75	12	-	-	87
Home equity lines of credit	252	(62)	-	-	190	197	86	-	-	283
Residential real estate	3,649	(437)	(10)	5	3,207	3,111	930	(42)	8	4,007
Commercial	6,546	(345)	(6)	17	6,212	3,742	1,402	(3)	19	5,160
Construction of commercial	596	90	(18)	-	668	104	101	-	-	205
Commercial real estate	7,142	(255)	(24)	17	6,880	3,846	1,503	(3)	19	5,365
Farm land	59	(27)	-	-	32	47	13	-	-	60
Vacant land	180	(93)	-	-	87	71	111	-	-	182
Real estate secured	11,030	(812)	(34)	22	10,206	7,075	2,557	(45)	27	9,614
Commercial and industrial	1,397	(55)	(131)	45	1,256	1,145	370	-	-	1,515
Municipal	43	(11)	-	-	32	46	(10)	-	-	36
Consumer	77	20	(15)	(16)	66	60	32	(25)	7	74
Unallocated	1,207	(59)	-	-	1,148	569	563	-	-	1,132
Totals	$13,754	$(917)	$(180)	$51	$12,708	$8,895	$3,512	$(70)	$34	$12,371

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2021
Residential 1-4 family	$350,241	$2,374	$3,411	$3	$353,652	$2,377
Residential 5+ multifamily	36,010	545	962	-	36,972	545
Construction of residential 1-4 family	12,251	95	-	-	12,251	95
Home equity lines of credit	25,115	190	147	-	25,262	190
Residential real estate	423,617	3,204	4,520	3	428,137	3,207
Commercial	308,165	6,167	4,481	45	312,646	6,212
Construction of commercial	41,983	668	-	-	41,983	668
Commercial real estate	350,148	6,835	4,481	45	354,629	6,880
Farm land	2,935	32	594	-	3,529	32
Vacant land	12,846	87	160	-	13,006	87
Real estate secured	789,546	10,158	9,755	48	799,301	10,206
Commercial and industrial	218,307	1,141	450	115	218,757	1,256
Municipal	18,341	32	-	-	18,341	32
Consumer	9,522	66	21	-	9,543	66
Unallocated allowance	-	1,148	-	-	-	1,148
Totals	$1,035,716	$12,545	$10,226	$163	$1,045,942	$12,708

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2020
Residential 1-4 family	$347,695	$2,445	$4,306	$201	$352,001	$2,646
Residential 5+ multifamily	36,094	686	964	-	37,058	686
Construction of residential 1-4 family	8,814	65	-	-	8,814	65
Home equity lines of credit	27,650	232	154	20	27,804	252
Residential real estate	420,253	3,428	5,424	221	425,677	3,649
Commercial	305,193	6,298	5,648	248	310,841	6,546
Construction of commercial	31,722	596	-	-	31,722	596
Commercial real estate	336,915	6,894	5,648	248	342,563	7,142
Farm land	3,040	59	158	-	3,198	59
Vacant land	13,912	178	167	2	14,079	180
Real estate secured	774,120	10,559	11,397	471	785,517	11,030
Commercial and industrial	226,662	1,223	486	174	227,148	1,397
Municipal	21,512	43	-	-	21,512	43
Consumer	7,661	59	26	18	7,687	77
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

June 30, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$998,869	$8,644	$-	$-	$998,869	$8,644
Potential problem loans [1]	36,847	2,753	-	-	36,847	2,753
Impaired loans	-	-	10,226	163	10,226	163
Unallocated allowance	-	1,148	-	-	-	1,148
Totals	$1,035,716	$12,545	$10,226	$163	$1,045,942	$12,708

December 31, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,011,757	$10,424	$-	$-	$1,011,757	$10,424
Potential problem loans [1]	18,198	1,460	-	-	18,198	1,460
Impaired loans	-	-	11,909	663	11,909	663
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
June 30, 2021
Residential	$47	$49	$1,580	$3	$1	$4,326	$4,776	$3,401	$40
Home equity lines of credit	-	-	32	-	-	147	188	168	-
Residential real estate	47	49	1,612	3	1	4,473	4,964	3,569	40
Commercial	1,140	1,164	2,294	45	25	3,341	3,984	3,024	44
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	594	764	344	-
Vacant land	-	-	104	-	-	160	178	60	4
Real estate secured	1,187	1,213	4,010	48	26	8,568	9,890	6,997	88
Commercial and industrial	364	377	365	115	2	86	243	92	1
Consumer	-	-	11	-	-	21	21	13	1
Totals	$1,551	$1,590	$4,386	$163	$28	$8,675	$10,154	$7,102	$90

Note: The income recognized is for the six month period ended June 30, 2021.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
June 30, 2020
Residential	$4,203	$4,345	$4,066	$406	$45	$1,696	$2,043	$1,919	$13
Home equity lines of credit	227	540	79	20	-	38	74	100	-
Residential real estate	4,430	4,885	4,145	426	45	1,734	2,117	2,019	13
Commercial	3,727	3,818	3,452	324	75	816	1,411	899	16
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	174	325	181	-
Vacant land	39	41	40	3	-	134	151	137	5
Real estate secured	8,196	8,744	7,637	753	120	2,858	4,004	3,236	34
Commercial and industrial	896	901	241	376	7	-	151	64	-
Consumer	31	31	34	19	1	-	-	-	-
Totals	$9,123	$9,676	$7,912	$1,148	$128	$2,858	$4,155	$3,300	$34

Note: The income recognized is for the six month period ended June 30, 2020.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2020
Residential	$2,971	$3,040	$3,862	$201	$72	$2,299	$2,676	$1,993	$27
Home equity lines of credit	75	75	76	20	-	79	117	103	-
Residential real estate	3,046	3,115	3,938	221	72	2,378	2,793	2,096	27
Commercial	3,058	3,117	3,325	248	132	2,590	3,203	1,139	91
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	158	319	173	-
Vacant land	37	40	39	2	-	130	145	134	9
Real estate secured	6,141	6,272	7,302	471	204	5,256	6,460	3,542	127
Commercial and industrial	416	424	482	174	4	70	283	58	2
Consumer	26	26	31	18	2	-	-	-	-
Totals	$6,583	$6,722	$7,815	$663	$210	$5,326	$6,743	$3,600	$129

NOTE 4 - LEASES

The Bank leases facilities and equipment with various expiration dates through 2036. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The Bank does not have any leases with related parties and equipment leases are not material to Salisbury's consolidated financial statements. In second quarter 2021, Salisbury executed a purchase and sale agreement to sell its office building in Poughkeepsie, New York. Salisbury will also relocate its Poughkeepsie, New York branch to leased space nearby. As a result of the sale, which is expected to close in late third quarter or early fourth quarter 2021, Salisbury will recognize a pre-tax loss of approximately $147 thousand.

The following table provides information on the operating and finance leases that are included in the Bank's consolidated balance sheet as of June 30, 2021 and December 31, 2020, and consolidated income statements for the six months and three months ended June 30, 2021 and 2020.

($ in thousands, except lease term and discount rate)	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Other assets	$1,074	$1,182
Finance	Bank premises and equipment [1]	1,352	1,402
Total Leased Assets		$2,426	$2,584
Liabilities
Operating	Other liabilities	$1,074	$1,182
Finance	Finance lease	1,646	1,673
Total lease liabilities		$2,720	$2,855
[1] Net of accumulated depreciation of $446 thousand and $396 thousand, respectively.

Lease cost	Classification	Six months ended June 30, 2021	Three months ended June 30, 2021
Operating leases	Premises and equipment	$147	$68
Finance leases:
Amortization of leased assets	Premises and equipment	51	25
Interest on finance leases	Interest expense	69	36
Total lease cost		$267	$129

Lease cost	Classification	Six months ended June 30, 2020	Three months ended June 30, 2020
Operating leases	Premises and equipment	$123	$61
Finance leases:
Amortization of leased assets	Premises and equipment	51	25
Interest on finance leases	Interest expense	71	36
Total lease cost		$245	$122

Weighted Average Remaining Lease Term	June 30, 2021	December 31, 2020
Operating leases	7.4 years	7.6 years
Financing leases	13.9 years	14.2 years
Weighted Average Discount Rate [1]
Operating leases	3.8%	3.7%
Financing leases	8.3%	8.4%
[1] Salisbury uses the FHLBB five-year Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of June 30, 2021.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2021	$121	$96
2022	199	195
2023	146	197
2024	130	200
2025	137	203
Thereafter	436	1,777
Total future minimum lease payments	1,169	2,668
Less amount representing interest	(95)	(1,022)
Total present value of net future minimum lease payments	$1,074	$1,646

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	June 30, 2021	December 31, 2020
Residential mortgage loans serviced for others	$145,585	$134,428
Fair value of mortgage servicing rights	950	762

Changes in mortgage servicing rights are as follows:

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2021	2020	2021	2020
Mortgage Servicing Rights
Balance, beginning of period	$739	$255	$621	$238
Originated	64	110	258	143
Amortization (1)	(55)	(12)	(131)	(28)
Balance, end of period	$748	$353	$748	$353
Valuation Allowance
Balance, beginning of period	-	-	(9)	-
Decrease in impairment reserve (1)	-	-	9	-
Balance, end of period	-	-	-	-
Mortgage servicing rights, net	$748	$353	$748	$353
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage banking activities, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	June 30, 2021	December 31, 2020
Securities available-for-sale (at fair value)	$67,145	$54,581
Loans receivable (at book value)	389,587	420,415
Total pledged assets	$456,732	$474,996

At June 30, 2021, securities were pledged as follows: $49.64 million to secure public deposits, $17.49 million to secure repurchase agreements and $0.02 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

As of June 30, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Loans receivable(1)	$9,992	$9,996	$(8)	$(4)
Total	$9,992	$9,996	$(8)	$(4)
(1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $42.7 million; the cumulative basis adjustment associated with these hedging relationships was $8 thousand; and the amount of the designated hedged item was $10.0 million.

The table below presents the fair value of Salisbury's derivative financial instrument and its classification on the Balance Sheet as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021			As of December 31, 2020
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other assets	$8	Other Assets	$4
Total Derivatives designated as hedge instruments			$8		$4

The table below presents the effect of the Company's derivative financial instruments on the Income Statement for the three and six months ended June 30, 2021. Salisbury did not use derivatives prior to fourth quarter 2020.

	Three months ended June 30, 2021		Six months ended June 30, 2021
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of interest income and expense line items presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$-	$-	$1	$-

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(2)	-	(4)	-
Derivatives designated as hedging instruments	$2	$-	$5	$-

Credit-Risk Related Contingent Features

Salisbury has an agreement with its derivative counterparty that contains a provision that provides that if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations.

The agreement also contains a provision where if the Bank fails to maintain its status as a well / adequate capitalized institution, then Salisbury could be required to post cash or certain marketable securities issued by the U.S. Treasury or U.S. Government-sponsored enterprises as collateral. The minimum amount that Salisbury would have to post as collateral is $250 thousand.

As of June 30, 2021, the fair value of derivative was $8 thousand in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of June 30, 2021, Salisbury has not posted any collateral related to these agreements.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share data)	2021	2020	2021	2020
Net income	$4,353	$2,734	$8,879	$4,781
Less: Undistributed earnings allocated to participating securities	(66)	(43)	(129)	(77)
Net income allocated to common stock	$4,287	$2,691	$8,749	$4,704
Weighted-average common shares issued	2,852	2,834	2,849	2,831
Less: Unvested restricted stock awards	(43)	(38)	(42)	(38)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,810	2,796	2,807	2,793
Add: Dilutive effect of stock options	19	7	18	8
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,829	2,803	2,825	2,801
Earnings per common share (basic)	$1.53	$0.96	$3.12	$1.68
Earnings per common share (diluted)	$1.52	$0.96	$3.10	$1.68

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

The Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as "well capitalized" under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At June 30, 2021, the Bank exceeded the minimum requirement for the capital conservation buffer. As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

On March 31, 2021, Salisbury issued $25 million of subordinated debt that matures in 2031. During the first five years, the debt is non-callable, and the coupon is fixed at 3.50%. After year five, the coupon will float at the then three-month Secured Overnight Financing Rate plus 280 basis points. At March 31, 2021, $15 million of the net proceeds was retained at the holding company level and the remainder was allocated to the Bank. On May 28, 2021, Salisbury redeemed in full the $10 million of subordinated debt that was issued in 2015 and retained at the holding company.

As of June 30, 2021, Salisbury did not repurchase any of its common shares pursuant to the Common Stock Repurchase Plan approved by the Board of Directors in March 2021.

The Bank's risk-weighted assets at June 30, 2021 and December 31, 2020 were $992.0 million and $938.0 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital (to risk-weighted assets)	$145,567	14.67%	$79,360	8.0%	$104,160	10.5%	$99,200	10.0%

Tier 1 Capital (to risk-weighted assets)	133,162	13.42	59,520	6.0	84,320	8.5	79,360	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	133,162	13.42	44,640	4.5	69,440	7.0	64,480	6.5

Tier 1 Capital (to average assets)	$133,162	9.33	$57,077	4.0	$57,077	4.0	$71,346	5.0
December 31, 2020
Total Capital (to risk-weighted assets)	$127,254	13.57%	$75,037	8.0%	$98,486	10.5%	$93,796	10.0%

Tier 1 Capital (to risk-weighted assets)	115,503	12.31	56,278	6.0	79,727	8.5	75,037	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	115,503	12.31	42,208	4.5	66,657	7.0	60,967	6.5

Tier 1 Capital (to average assets)	$115,503	8.90	$51,907	4.0	$51,907	4.0	$64,884	5.0

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

NOTE 10 - BENEFITS

401(k)

Salisbury's 401(k) Plan expense was $308 thousand and $200 thousand, respectively, for the three-month periods ended June 30, 2021 and 2020, and $594 thousand and $438 thousand, respectively, for the six-month periods ended June 30, 2021 and 2020.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury's ESOP expense was $73 thousand and $56 thousand, respectively, for the three-month periods ended June 30, 2021 and 2020, and $129 thousand and $113 thousand, respectively, for the six-month periods ended June 30, 2021 and 2020.

Other Retirement Plans

Salisbury adopted ASC 715-60, "Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury's future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $944 thousand and $771 thousand at June 30, 2021, and December 31, 2020, respectively. Other post-retirement benefit obligation expense for endorsement split-dollar life insurance arrangements was $86 thousand and $14 thousand, respectively, for the three-month periods ended June 30, 2021 and 2020, and $173 thousand and $38 thousand, respectively, for the six-month periods ended June 30, 2021 and 2020.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $29 thousand and $33 thousand, respectively, for the three-month periods ended June 30, 2021 and 2020, and $57 thousand and $67 thousand, respectively, for the six-month periods ended June 30, 2021 and 2020.

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

NOTE 11 - LONG TERM INCENTIVE PLANS

Restricted stock

Restricted stock expense was $168 thousand and $135 thousand, respectively; for the three-month periods ended June 30, 2021 and 2020, and $300 thousand and $271 thousand, respectively; for the six-month periods ended June 30, 2021 and 2020. The second quarter of 2021 and 2020 included an expense of $32 thousand for the accelerated vesting of restricted stock awards previously granted to certain Directors, who retired from Salisbury's Board of Directors during the quarter. The tax benefit from restricted stock expense was $30 thousand and $25 thousand, respectively; for the three-month periods ended June 30, 2021 and 2020, and $54 thousand and $49 thousand, respectively; for the six-month periods ended June 30, 2021 and 2020. In second quarter 2021, Salisbury granted a total of 16,550 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $746 thousand. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of June 30, 2021 and 2020 totaled $1,224 thousand and $1,031 thousand, respectively. There were no forfeitures in the second quarter or year to date for 2021. There were forfeitures of $29 thousand or 700 shares in the second quarter of 2020 and forfeitures of $29 thousand or 700 shares for year to date in 2020.

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

On July 29, 2020, the Compensation Committee granted an additional 7,250 units under the RSU plan. The performance goal for this tranche is based on the relative increase in the Bank's tangible book value compared with a pre-determined group of peer banks over the performance period for threshold performance. Vesting will range from 50% of target for achieving threshold performance, to 100% of target for achieving tangible book value growth of at least 50% but less than 55% of the peer group, to 150% of target for achieving in excess of target payout performance and, if the performance goal is achieved, vesting will occur no later than March 15, 2023.

On June 23, 2021, the Compensation Committee granted an additional 7,400 units under the RSU plan. The performance goal for this tranche is based on the increase in the Bank's tangible book value by $7.00 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($9.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 15, 2024.

The fair value of the awards granted under the RSU plan at the grant date was $354 thousand, $264 thousand, and $280 thousand, respectively, for those grants awarded in 2021, 2020 and 2019. Compensation expense of $103 thousand and $24 thousand was recorded with respect to these RSUs for the three months ended June 2021 and 2020, and $174 thousand and $47 thousand for the six months ended June 30, 2021 and 2020, respectively. No performance-based restricted stock units were awarded prior to 2019. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $310 thousand and $189 thousand for the three months ended June 30, 2021 and 2020, and year to date expenses of $548 thousand and $341 thousand for 2021 and 2020, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In second quarter 2021 and second quarter 2020, no stock options were exercised. In first quarter 2021 and first quarter 2020, a former Riverside Bank executive exercised 1,755 stock options at $17.04 per share. Also, in first quarter 2020, a former Riverside employee exercised 1,350 stock options at $17.04 per share.

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

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2021
Assets at fair value on a recurring basis
U.S. Government Agency notes	$-	$35,527	$-	$35,527
Municipal bonds	-	31,079	-	31,079
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	60,996	-	60,996
Collateralized mortgage obligations:
U.S. Government agencies	-	12,715	-	12,715
Corporate bonds	-	10,213	-	10,213
Securities available-for-sale	$-	$150,530	$-	$150,530
CRA mutual funds	$909	$-	$-	$909
Derivative financial instruments	$-	$8	$-	$8

December 31, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$-	$7,851	$-	$7,851
Municipal bonds	-	27,617	-	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	36,573	-	36,573
Collateralized mortgage obligations:
U.S. Government agencies	-	17,454	-	17,454
Corporate bonds	-	8,916	-	8,916
Securities available-for-sale	$-	$98,411	$-	$98,411
CRA mutual funds	$917	$-	$-	$917
Derivative financial instruments	$-	$4	$-	$4

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2021
Financial Assets
Cash and cash equivalents	$179,826	$179,826	$179,826	$-	$-
Interest bearing time deposits with financial institutions	750	750	750	-	-
Securities available-for-sale, net	150,530	150,530	-	150,530	-
CRA mutual fund	909	909	909	-	-
Federal Home Loan Bank of Boston stock	1,504	1,504	1,504	-	-
Loans held-for-sale	415	422	-	-	422
Loans receivable, net	1,032,345	1,029,934	-	-	1,029,934
Accrued interest receivable	6,357	6,357	6,357	-	-
Cash surrender value of life insurance policies	21,433	21,433	21,433	-	-
Derivative financial instruments	8	8	-	8	-
Financial Liabilities
Demand (non-interest-bearing)	$359,517	$359,517	$-	$359,517	$-
Demand (interest-bearing)	224,791	224,791	-	224,791	-
Money market	315,518	315,518	-	315,518	-
Savings and other	206,887	206,887	-	206,887	-
Certificates of deposit	136,656	137,673	-	137,673	-
Deposits	1,243,369	1,244,386	-	1,244,386	-
Repurchase agreements	17,492	17,492	-	17,492	-
FHLBB advances	10,152	10,264	-	10,264	-
Subordinated debt	24,445	24,517	-	24,517	-
Note payable	189	192	-	192	-
Finance lease obligation	1,646	1,767	-	-	1,767
Accrued interest payable	42	42	42	-	-

December 31, 2020
Financial Assets
Cash and cash equivalents	$93,162	$93,162	$93,162	$-	$-
Interest bearing time deposits with financial institutions	750	750	750	-	-
Securities available-for-sale	98,411	98,411	-	98,411	-
CRA mutual fund	917	917	917	-	-
Federal Home Loan Bank of Boston stock	1,713	1,713	1,713	-	-
Loans held-for-sale	2,735	2,790	-	-	2,790
Loans receivable, net	1,027,738	1,057,234	-	-	1,057,234
Accrued interest receivable	6,373	6,373	6,373	-	-
Cash surrender value of life insurance policies	21,182	21,182	21,182	-	-
Derivative financial instruments	4	4	-	4	-
Financial Liabilities
Demand (non-interest-bearing)	$310,769	$310,769	$-	$310,769	$-
Demand (interest-bearing)	218,869	218,869	-	218,869	-
Money market	278,146	278,146	-	278,146	-
Savings and other	189,776	189,776	-	189,776	-
Certificates of deposit	131,514	132,875	-	132,875	-
Deposits	1,129,074	1,130,435	-	1,130,435	-
Repurchase agreements	7,116	7,116	-	7,116	-
FHLBB advances	12,639	12,786	-	12,786	-
Subordinated debt	9,883	10,027	10,027	-	-
Note payable	208	212	-	212	-
Finance lease liability	1,673	1,920	-	-	1,920
Accrued interest payable	43	43	43	-	-

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

During the three months ended March 31, 2021, Salisbury issued new subordinated debt, and during the three months ended June 30, 2021 paid off its previously issued subordinated debt in its entirety. Salisbury categorized its new subordinated debt within level 2 of the fair value hierarchy.

NOTE 13 - SUBSEQUENT EVENTS

On July 21, 2021 the Board of Directors of Salisbury approved a $0.01 increase in the quarterly dividend. The quarterly cash dividend of $0.31 per common share is payable on August 27, 2021 to shareholders of record as of August 13, 2021.

On July 26, 2021, Salisbury sold the real estate that housed its operations center in Canaan, Connecticut for a pre-tax gain of approximately $67 thousand.

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

Available-For-Sale Securities

Management evaluates securities for other-than-temporary impairment ("OTTI") by giving consideration to the extent to which the fair value has been less than cost, estimates of future cash flows, delinquencies and default severity, and the intent and ability of Salisbury to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The consideration of the above factors is subjective and involves estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.

FINANCIAL CONDITION

Securities and Short Term Funds

During the first six months of 2021, securities increased $51.9 million, or 51.4%, to $152.9 million at June 30, 2021. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) increased $86.7 million, or 93.0%, to $179.8 million at June 30, 2021. The increase in cash and cash equivalents was driven by growth in customer deposits during the six month period ended June 30, 2021. Salisbury actively invested a portion of these additional funds into higher yielding securities.

Salisbury evaluates securities for OTTI when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at June 30, 2021.

Loans

Net loans receivable increased $4.6million, or 0.4%, to $1.032 billion at June 30, 2021, compared with $1.028 billion at December 31, 2020. PPP loan balances declined from $86.6 million at December 31, 2020 to $61.9 million at June 30, 2021 as PPP loan originations in 2021 were more than offset by the forgiveness of PPP loans by the SBA. Excluding PPP loans, net loans receivable increased approximately $29.3 million, or 3.1%, compared with December 31, 2020. The increase primarily reflected growth in commercial and industrial and commercial real estate loan balances of $28.4 million. In addition, residential loans receivable increased approximately $2.5 million from year end 2020, reflecting continued high demand for homes in less densely populated areas as a result of COVID-19. The allowance for loan losses declined by $1.1 million from December 2020 due to the improvement in the business environment and the lifting of COVID-19 restrictions in Salisbury's market.

Asset Quality

During the first six months of 2021, non-performing assets decreased $0.1 million to $5.5 million, which primarily reflected a decrease in real estate secured loans. During the first six months of 2020, total impaired and potential problem loans increased by $17.0 million to $47.1 million, or 4.50% of gross loans receivable at June 30, 2021, from $30.1 million, or 2.89% of gross loans receivable at December 31, 2020. The increase primarily reflected loans in the hospitality and entertainment and recreation industries for which loan payments have been deferred due to COVID-19.

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

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus".  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus.  The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings ("TDRs").  CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Bank has applied this guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis.

As of June 30, 2021, ten commercial loans ($20.0 million loan balances) were granted payment deferrals. Seven of the loans ($11.9 million loan balance) related to borrowers in the hospitality industry and three of the loans ($8.5 million loan balance) related to borrowers in the entertainment & recreation industry. The loan balance for which payments were deferred represented approximately 2.1% of Salisbury's gross loan balance at June 30, 2021, excluding loans granted under the SBA's Paycheck Protection Program. There were no outstanding deferrals related to residential and consumer loans as of June 30, 2021. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower's final payment. Salisbury evaluated each borrower's request for loan payment deferrals on a case-by-case basis. Salisbury also reviewed the credit characteristics and internal risk rating assigned to each borrower that was granted a deferral. This review considered several factors, which included an assessment of COVID-19's impact on the operations of the business, other sources of liquidity available to a borrower for loan payments, the borrower's cooperation, the value of collateral and the number of payment deferrals granted to that borrower. Salisbury also considered a borrower's ability to make partial payments, which represent a subset or combination of principal, interest and mortgage taxes. At June 30, 2021, two of the loans deferring payments were deferring principal only and eight loans were deferring principal and interest.

The CARES Act provides emergency economic relief to individuals and businesses impacted by the virus. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program.  As a qualified SBA lender, the Bank was automatically qualified to originate loans under the PPP. In 2020, Salisbury processed 932 PPP loans for a principal balance of approximately $100 million primarily for existing customers. The expected forgiveness amount is the amount of loan principal the lender reasonably expects the borrower to spend on payroll costs, mortgage interest, rent and utilities during the covered period after the loans are funded. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was signed into law. The PPPFA increased the covered period from eight weeks to twenty-four weeks, reduced the portion of the loan that must be spent on payroll costs from 75% to 60% and extended the term of loans that are not forgiven from two years to five years. For PPP loans originated prior to June 5, 2020, borrowers and lenders may mutually agree to increase the loan term to five years. The vast majority of PPP loans processed by Salisbury have a two-year term. Management funded these short-term loans through a combination of deposits, short-term Federal Home Loan Bank ("FHLB") advances, and brokered deposits. Salisbury did not participate in the Federal Reserve's Paycheck Protection Program Liquidity Facility ("PPPLF"). As of June 30, 2021, approximately $86 million of the PPP loans Salisbury originated in 2020 were forgiven by the SBA.

On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. Certain provisions of the CARES Act were modified and extended by the Act. One of the features of the Act was the provision of $284 billion in additional funding for the PPP program, including a Second draw Paycheck Protection Program for qualifying businesses for which there was a quarterly revenue reduction of at least 25% compared to the same quarter in 2019. On a year-to-date basis through June 30, 2021, Salisbury processed another 472 customer PPP applications for loans of approximately $48 million. The Bank funded these loans through deposits. As of June 30, 2021, Salisbury had gross PPP loans of $61.9 million on its consolidated balance sheet compared with $86.6 million at December 31, 2020.

Past Due Loans

Loans past due 30 days or more decreased $4.4 million for the six months ended June 30, 2021 to $5.5 million, or 0.53% of gross loans receivable compared with $9.9 million, or 0.95% of gross loans receivable at December 31, 2020.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Past due 30-59 days	$1,036	$5,263
Past due 60-89 days	363	1,575
Past due 90-179 days	-	1
Past due 180 days and over	11	11
Accruing loans	1,410	6,850
Past due 30-59 days	1,489	480
Past due 60-89 days	311	179
Past due 90-179 days	510	768
Past due 180 days and over	1,782	1,665
Non-accrual loans	4,092	3,092
Total loans past due 30 days or greater	$5,502	$9,942

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans, excluding troubled debt restructured loans	$4,021	$4,091
Non-accrual troubled debt restructured loans	1,507	1,545
Accruing troubled debt restructured loans	4,698	6,273
Total impaired loans	$10,226	$11,909

Non-Performing Assets

Non-performing assets decreased $0.1 million to $5.5 million or 0.39% of assets at June 30, 2021, from $5.6 million, or 0.44% of assets at December 31, 2020, and increased $0.7 million from $4.8 million, or 0.37% of assets at June 30, 2020. The 2.0% reduction in non-performing assets in the first six months of 2021 primarily reflected a decrease of $0.5 million in commercial real estate loans, partly offset by an increase of $0.4 million in farm land loans.

The components of non-performing assets are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Residential 1-4 family	$1,544	$1,508
Residential 5+ multifamily	861	861
Home equity lines of credit	147	154
Commercial	2,000	2,544
Farm land	594	158
Vacant land	35	37
Real estate secured	5,181	5,262
Commercial and industrial	347	374
Consumer	-	-
Non-accrual loans	5,528	5,636
Accruing loans past due 90 days and over	11	12
Non-performing loans	5,539	5,648
Foreclosed assets	-	-
Non-performing assets	$5,539	$5,648

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Current	$1,436	$2,545
Past due 30-59 days	1,489	480
Past due 60-89 days	311	179
Past due 90-179 days	510	769
Past due 180 days and over	1,793	1,675
Total non-performing loans	$5,539	$5,648

At June 30, 2021, 25.91% of non-performing loans were current with respect to loan payments, compared with 45.06% at December 31, 2020.

Total Outstanding Troubled Debt Restructured Loans

Troubled debt restructured loans declined during the first six months of 2021 to $6.2 million, or 0.59% of gross loans receivable at June 30, 2021, compared to $7.8 million, or 0.75% of gross loans receivable at December 31, 2020. The decline in the balance of accruing troubled debt restructured loans since year end 2020 primarily reflected the payoff of a residential 1-4 family loan and the sale of a commercial loan.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Residential 1-4 family	$1,868	$2,798
Residential 5+ multifamily	100	103
Personal	21	26
Vacant land	125	130
Commercial	2,481	3,105
Real estate secured	4,595	6,162
Commercial and industrial	103	111
Accruing troubled debt restructured loans	4,698	6,273
Residential 1-4 family	362	378
Residential 5+ multifamily	861	861
Vacant land	35	37
Commercial	249	269
Real estate secured	1,507	1,545
Commercial and Industrial	-	-
Non-accrual troubled debt restructured loans	1,507	1,545
Troubled debt restructured loans	$6,205	$7,818

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Current	$4,660	$5,737
Past due 30-59 days	38	536
Past due 60-89 days	-	-
Accruing troubled debt restructured loans	4,698	6,273
Current	226	237
Past due 60-89 days	171	-
Past due 90-179 days	249	178
Past due 180 days and over	861	1,130
Non-accrual troubled debt restructured loans	1,507	1,545
Total troubled debt restructured loans	$6,205	$7,818

At June 30, 2021, 78.74% of troubled debt restructured loans were current with respect to loan payments, as compared with 76.41% at December 31, 2020.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $18.6 million to $36.8 million, or 3.52% of gross loans receivable at June 30, 2021, compared with $18.2 million, or 1.75% of gross loans receivable at December 31, 2020. The increase primarily reflected the downgrade of certain commercial loans of $19.8 million and commercial and industrial loans of $1.2, partly offset by the upgrade of farm land loans of $1.4 million and commercial loans of $0.7 million.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Residential 1-4 family	$1,703	$1,620
Residential 5+ multifamily	721	732
Home equity lines of credit	-	-
Residential real estate	2,424	2,352
Commercial	32,722	13,703
Construction of commercial	-	229
Commercial real estate	32,722	13,932
Farm land	-	1,427
Real estate secured	35,146	17,711
Commercial and industrial	1,700	486
Consumer	1	1
Total potential problem loans	$36,847	$18,198

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Current	$36,802	$17,598
Past due 30-59 days	14	40
Past due 60-89 days	31	560
Past due 90-179 days	-	-
Total potential problem loans	$36,847	$18,198

At June 30, 2021, 99.88% of potential problem loans were current with respect to loan payments, as compared with 96.70% at December 31, 2020. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Goodwill

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Due to COVID-19 and volatility in the market price of bank stocks, the Bank continues to assess whether it was more likely than not that the goodwill on its consolidated balance sheet had been impaired at June 30, 2021. At June 30, 2021, Salisbury's stock price closed at $50.80 per share compared with its book value of $46.02 per share. The annual rebalancing of the Russell 2000 Index (the "Index") occurred on June 25, 2021. As a result of that rebalance, SAL and 78 other bank stocks were removed from the index because their market capitalization was below the newly established minimum market capital threshold for inclusion in the Index of $257.1 million. Salisbury's market capitalization prior to the rebalance was approximately $138.3 million. On the rebalancing date, 384,070 shares of Salisbury traded and the share price increased 3.66% to close at $52.00 per share. Bank stocks, as measured by the S&P US BMI Banks Index, increased 27.0% since year end 2020 whereas SAL increased 36.3% over the same period. Management performed a qualitative analysis that evaluated several factors including macroeconomic conditions, the Bank's financial performance and the short-term volatility in its share price. Management concluded that as of June 30, 2021 it was not more likely than not that goodwill was impaired. As a result, the Bank did not record an impairment charge for goodwill for second quarter 2021.

Deposits and Borrowings

Deposits increased $114.3 million during the first six months of 2021, or 10.1%, to $1.2 billion at June 30, 2021, compared with $1.1 billion at December 31, 2020. The increase partly reflected the funding of PPP loans and normal business activity. Retail repurchase agreements increased $10.4 million during 2021 to $17.5 million at June 30, 2021, compared with $7.1 million at December 31, 2020.

The distribution of average total deposits by account type is as follows:

	June 30, 2021			December 31, 2020
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$338,465	27.27%	0.00%	$294,603	27.94%	0.00%
Interest-bearing checking accounts	227,623	18.34%	0.21%	183,870	17.44	0.24
Regular savings accounts	212,253	17.10%	0.11%	175,204	16.61	0.26
Money market savings	315,665	25.43%	0.18%	256,402	24.31	0.45
Certificates of deposit (CD's)[1]	147,103	11.85%	0.69%	144,488	13.70	1.27
Total deposits	$1,241,109	100.00%	0.18%	$1,054,567	100.00%	0.37%

1CD's included brokered certificates of deposit of $7.9 million at June 30, 2021 and $18.0 million at December 31, 2020.

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	June 30, 2021	December 31, 2020
Less than 1.00%	$108,815	$73,538
1.00% to 1.99%	17,850	25,589
2.00% to 2.99%	9,493	31,889
3.00% to 3.99%	498	498
Total	$136,656	$131,514

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At June 30, 2021
Interest rates (in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$86,303	$15,271	$2,074	$5,167	$108,815	79.63%
1.00% to 1.99%	6,444	5,154	2,890	3,362	17,850	13.06%
2.00% to 2.99%	3,840	164	5,489	-	9,493	6.95%
3.00% to 3.99%	498	-	-	-	498	0.36%
Total	$97,085	$20,589	$10,453	$8,529	$136,656	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

June 30, 2021 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$19,732	$20,815	$26,625	$20,547	$87,719

FHLBB advances decreased $2.5 million during the first six months of 2021 to $10.2 million at June 30, 2021, compared with $12.6 million at December 31, 2020. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreements with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At June 30, 2021, $20 million of letters of credit were outstanding.

The following table sets forth certain information concerning short-term FHLBB advances:

(dollars in thousands)	June 30, 2021	December 31, 2020
Highest month-end balance during period	$-	$15,000
Ending balance	-	-
Average balance during period	-	5,956

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At June 30, 2021, Salisbury's excess borrowing capacity at FHLBB was approximately $248 million. Salisbury did not experience a significant outflow of deposits or draw downs on credit lines due to the virus. In addition, Salisbury may pledge the loans approved by the SBA under the PPP program to the Federal Reserve to collateralize borrowings. The face amount of the PPP loans will not be discounted by the Federal Reserve. The PPP loans are guaranteed by the SBA and therefore carry a 0% risk weight. As a result, the Bank's Tier 1 and Total capital ratios will not be affected by loans made under this program. Additionally, PPP loans pledged as collateral to the Federal Reserve will not be included in the Bank's Tier 1 leverage ratio. Salisbury has not pledged any PPP loans to the Federal Reserve. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury's net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding. Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2021 provided net cash of $12.0 million. Investing activities utilized net cash of $60.2 million principally from $72.7 million of purchases of available-for-sale securities, $4.3 million of net loan originations and principal collections, and $1.8 million of capital expenditures, partly offset by proceeds of $15.8 million from calls and maturities of available-for-sale securities and $2.43 million from the sale of available-for-sale-securities. Financing activities provided net cash of $134.9 million principally due to an increase of deposit transaction accounts of $109.2 million, an increase in time deposits of $5.1 million, an increase in net subordinated debt of $14.4 million and a $10.4 million increase in repurchase agreements, offset by the repayment of FHLBB amortizing term advances of $2.5 million and the payment of common stock dividends of $1.7 million.

At June 30, 2021, Salisbury had outstanding commitments to fund new loan originations of $77.8 million and unused lines of credit of $169.7 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2021 and 2020

OVERVIEW

Net income allocated to common shareholders was $4.3 million, or $1.53 per basic earnings per common share, for the second quarter ended June 30, 2021 (second quarter 2021), compared with $2.7 million, or $0.96 per basic common share, for the second quarter ended June 30, 2020 (second quarter 2020), and $4.5 million, or $1.59 per basic common share, for the first quarter ended March 31, 2021 (first quarter 2021).

Net Interest Income

Tax equivalent net interest income for the second quarter 2021 decreased $781 thousand, or 7.4%, versus first quarter 2021, and decreased $47 thousand, or 0.48%, versus second quarter 2020. Average earning assets increased $194.9 million versus second quarter 2020. Average total interest bearing deposits increased $163.4 million versus second quarter 2020. Average loan balances for second quarter 2021 included an average PPP loan balance of $80.4 million compared with $92.8 million for first quarter 2021. The net interest margin for the second quarter 2021 was 2.82% compared with 3.31% for the second quarter 2020. Excluding PPP loans, the net interest margin for the second quarter 2021 was approximately 2.76% compared with 3.28% for second quarter 2020. The significant decline in net interest margin in second quarter 2021 primarily reflected a $131.6 million increase in short term funds, due to higher average customer deposit balances, earning an average yield of 0.11%, a reduction of 0.24% in average loan yields, and an increase in subordinated debt interest expense.

The following table sets forth the components of Salisbury's fully tax-equivalent ("FTE") net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Loans (a)(d)	$1,052,381	$1,038,551	$10,015	$10,428	3.78%	4.02%
Securities (c)(d)	138,164	86,987	720	634	2.08	2.92
FHLBB stock	1,830	3,580	11	39	2.41	4.36
Short term funds (b)	180,716	49,105	50	12	0.11	0.10
Total interest-earning assets	1,373,091	1,178,223	10,796	11,113	3.13	3.77
Other assets	70,447	60,288
Total assets	$1,443,538	$1,238,511
Interest-bearing demand deposits	$227,623	$172,811	117	103	0.21	0.24
Money market accounts	315,665	237,667	138	239	0.18	0.40
Savings and other	212,253	171,436	59	102	0.11	0.24
Certificates of deposit	147,103	157,288	252	544	0.69	1.38
Total interest-bearing deposits	902,644	739,202	566	988	0.25	0.53
Repurchase agreements	12,010	4,773	4	4	0.15	0.34
Finance lease	2,751	2,987	36	35	5.26	4.69
Note payable	192	231	3	4	6.09	6.93
Subordinated Debt (net of issuance costs)	30,789	9,866	415	156	5.39	6.32
FHLBB advances	10,576	55,374	33	140	1.21	1.01
Total interest-bearing liabilities	958,962	812,433	1,057	1,327	0.44	0.65
Demand deposits	348,561	302,965
Other liabilities	6,786	6,029
Shareholders' equity	129,229	117,084
Total liabilities & shareholders' equity	$1,443,538	$1,238,511
Net interest income (d)			$9,739	$9,786
Spread on interest-bearing funds					2.69	3.12
Net interest margin (e)					2.82	3.31

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $174,000 and $170,000, respectively, for 2021 and 2020 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2021 and 2020.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2021 versus 2020
Change in interest due to	Volume	Rate	Net
Loans	$223	$(636)	$(413)
Securities	321	(235)	86
FHLBB stock	(15)	(13)	(28)
Short term funds	35	3	38
Interest-earning assets	564	(881)	(317)
Deposits	151	(573)	(422)
Repurchase agreements	4	(4)	-
Finance lease	(3)	4	1
Note payable	(1)	-	(1)
Subordinated Debt	306	(47)	259
FHLBB advances	(123)	16	(107)
Interest-bearing liabilities	334	(604)	(270)
Net change in net interest income	$230	$(277)	$(47)

Interest Income

Tax equivalent interest income decreased $317 thousand, or 2.85%, to $10.8 million for second quarter 2021 as compared with $11.1 million in second quarter 2020. Loan income as compared to second quarter 2020 decreased $413 thousand, or 4.0%, primarily due to a 24 basis point decrease in the average loan yield, partly offset by a $13.8 million, or 13.5%, increase in average loans. Tax equivalent securities income increased $86 thousand, or 13.5%, for second quarter 2021 as compared with second quarter 2020, primarily due to a $51.2 million, or 58.8%, increase in average volume, partly offset by an 84 basis point decrease in average yield. Income on short-term funds as compared to second quarter 2020 increased $38 thousand, or 316.6%, primarily due to a $131.6 million, or 268.0%, increase in average balance, and partly due to a 1 basis point increase in the average short-term funds yield.

Interest Expense

Interest expense decreased $270 thousand, or 20.3%, to $1.1 million for second quarter 2021 as compared with $1.3 million in second quarter 2020. Interest on deposit accounts decreased $422 thousand, or 42.7%, from first quarter 2020 due to a $163.4 million increase in the average balances, which was more than offset by a 28 basis point decrease in the average deposit rates. Interest expense on FHLBB borrowings decreased $107 thousand, or 76.4%, as a result of an average balance decrease of $44.8 million as compared with second quarter 2020, partly offset by a 20 basis point increase in the average borrowing rate. Interest expense on subordinated debt increased $259 thousand as a result of an average balance increase of $20.9 million, partly offset by a 93 basis point decrease in average yield. The increase in the average balance reflected the $25.0 million of subordinated debt issued by Salisbury in March 2021 at a coupon of 3.5%.

Provision and Allowance for Loan Losses

A net provision release of $1.1 million was recorded for second quarter 2021, compared with a charge of $1.8 million for second quarter 2020. The net provision release in second quarter 2021 reflected a credit reserve release of $1.4 million partially offset by an increase in loan loss reserves of $0.3 million for loan growth during the quarter. Net loan charge-offs were $103 thousand for second quarter 2021 compared with $26 thousand for first quarter 2021 and $53 thousand for second quarter 2020. In 2020 management significantly boosted reserves due to the uncertainty of the impact of COVID-19 on the Bank's loan portfolio. In the first six months of 2021, however, the rollout of vaccines has led to an improved business environment and the lifting of COVID-19 restrictions in Salisbury's market areas. As a result, in second quarter 2021 management released a portion of the credit reserves that were added in the prior year. Management will continue to evaluate credit risk in the loan portfolio to ensure a commensurate level of loan loss reserves. A resurgence of the pandemic, which causes a deterioration in economic conditions and an increase in loan payment deferrals or delinquencies, may subsequently necessitate an increase in loan loss reserves.

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans excluding PPP loans, was 1.29% for the second quarter 2021, versus 1.44% for fourth quarter 2020 and 1.29% for the second quarter 2020. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 229% for the second quarter of 2021, versus 244% for the fourth quarter of 2020 and 257% for the second quarter of 2020.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2021	2020
Net charge-offs (recoveries) to average loans receivable, gross	0.01%	0.00%
Non-performing loans to loans receivable, gross	0.53	0.46
Accruing loans past due 30-89 days to loans receivable, gross	0.13	0.25
Allowance for loan losses to loans receivable, gross	1.22	1.18
Allowance for loan losses to non-performing loans	229.42	256.89
Non-performing assets to total assets	0.39	0.37

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $5.5 million or 0.53% of gross loans receivable at June 30, 2021 as compared to $4.8 million, or 0.46%, at June 30, 2020. Accruing loans past due 30-89 days decreased $1.3 million to $1.4 million, or 0.13% of gross loans receivable from $2.7 million, or 0.25% of gross loans receivable, at June 30, 2020. See "Financial Condition - Loan Credit Quality" above for further discussion and analysis.

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

In second quarter 2020, management added a new discrete loan pool for loans deemed to be a higher risk due to COVID-19 ("COVID-19 pool"). This COVID-19 pool included commercial real estate and commercial and industrial loans that were deemed by management to be a higher risk of default as a result of the pandemic as well as residential and consumer loans which have been granted a second loan payment deferral by management. In addition, in second quarter 2020, management increased the risk weights for loans with an internal risk rating of "4" (Watch), "5" (Special Mention) and "6" (Substandard") to reflect the higher degree of inherent credit risk associated with these loans as a result of COVID-19. In first quarter 2021, management reduced these risk weights back to their pre-COVID-19 levels because the internal risk rating on several loans with a higher degree of credit risk due to the pandemic was downgraded during the quarter. Such downgrades resulted in a higher loan loss reserve for each affected loan. Management believes that this more targeted approach was prudent because loans to borrowers in certain industries, such as hospitality and entertainment and recreation, have a relatively higher degree of credit risk due to COVID-19.

In second quarter 2021, approximately $56 million of loans were moved out of the discrete COVID-19 pool, which carries higher loan loss reserve rates, and back to their pre-pandemic pool. These loans were deemed by management to be a lower risk of default because the level of business activity of these businesses substantially returned to pre-pandemic levels and the borrowers were current on loan payments. Management also updated certain qualitative factors to reflect the overall improvement in local economic conditions since first quarter 2021. Collectively, these factors resulted in a release of credit reserves of $1.4 million for second quarter 2021, which was partially offset by an increase in credit reserves of $0.3 million due to loan growth in the quarter.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally, reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2021.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Trust and wealth advisory	$1,254	$1,031	$223	21.6%
Service charges and fees	1,374	598	776	129.8
Mortgage banking activities, net	196	318	(122)	(38.4)
Gains on CRA mutual fund	3	8	(5)	(62.5)
(Losses) gains on available-for-sale securities, net	(9)	181	(190)	(105.0)
BOLI income and gains	125	133	(8)	(6.0)
Other	28	47	(19)	(40.4)
Total non-interest income	$2,971	$2,316	$655	28.3%

Non-interest income increased $655 thousand, or 28.3% in the second quarter 2021 versus second quarter 2020. Trust and wealth advisory revenues increased $223 thousand versus second quarter 2020 primarily due to higher asset-based fees. Assets under administration were $970.3 million at June 30, 2021 compared with $902.1 million at March 31, 2021 and $704.1 million at June 30, 2020. Discretionary assets under administration of $614.3 million at June 30, 2021 increased from $578.2 million at March 31, 2021 and $480.5 million at June 30, 2020. Non-discretionary assets under administration $356.0 million increased from $323.9 million at first quarter 2021 and increased from $223.6 million in second quarter 2020. The increase from the comparative periods primarily reflected the addition of partnership assets under administration for an existing client relationship. The trust and wealth business records only a nominal annual fee on this non-discretionary relationship.

Service charges and fees increased $776 thousand versus second quarter 2020 primarily due to non-recurring loan prepayment fees of $286 thousand as well as higher interchange and deposit fees. Salisbury waived approximately $240 thousand in deposit fees in second quarter 2020 due to the COVID-19 pandemic. Second quarter 2021 income from mortgage sales and servicing decreased $122 thousand due to lower sales volume. Mortgage sales in second quarter 2021 were $7.1 million compared with $14.7 million for second quarter 2020. The second quarter 2021 included net losses of $9 thousand on available-for-sale securities compared with net gains of $181 thousand in second quarter 2020. BOLI income of $125 thousand decreased $8 thousand compared to $133 thousand in second quarter 2020. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Salaries	$3,403	$2,411	$992	41.1%
Employee benefits	1,356	1,037	319	30.8
Premises and equipment	1,019	981	38	3.9
Data processing	628	557	71	12.7
Professional fees	644	758	(114)	(15.0)
Collections, OREO, and loan related	113	79	34	43.0
FDIC insurance	80	103	(23)	(22.3)
Marketing and community support	214	169	45	26.6
Amortization of core deposit intangibles	65	83	(18)	(21.7)
Other	564	611	(47)	(7.7)
Non-interest expense	$8,086	$6,789	$1,297	19.1%

Non-interest expense for second quarter 2021 increased $1.3 million versus second quarter 2020. Total compensation expense increased $992 thousand versus the second quarter 2020. The increase from the comparative quarters primarily reflected higher salaries and benefits, production and incentive accruals as well as lower deferred loan origination expenses. Deferred loan origination expenses in second quarter 2021 declined $464 thousand versus second quarter 2020, respectively, primarily due to the processing of PPP loans in the comparative quarter. Premises and equipment expense increased $38 thousand versus second quarter 2020 primarily due to increased building depreciation and software maintenance. Data processing expense increased $71 thousand versus second quarter 2020 primarily due to higher ATM network processing fees and data communications expenses. Professional fees decreased $114 thousand versus second quarter 2020 primarily due to lower consulting and legal expenses partially offset by increased investment management fees. Collections, OREO and loan related expenses increased $34 thousand versus second quarter 2020 primarily due to higher mortgage taxes. Marketing and community support expense increased $45 thousand versus second quarter 2020 primarily due to timing of current marketing campaigns and contributions. Marketing expenses for second quarter 2021 also included costs associated with an ongoing review of Salisbury's web site and branding initiatives. The decrease in other expenses of $47 thousand primarily reflected litigation related accruals during second quarter 2020.

Income Taxes

The effective income tax rates for second quarter 2021 and second quarter 2020 were 21.2% and 18.1%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax-exempt income. The higher tax rate in the first quarter 2021 primarily reflected a lower mix of tax-exempt income from municipal bonds, tax advantaged loans and bank-owned life insurance on a comparatively higher level of pre-tax income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the six month periods ended June 30, 2021 and 2020

Overview

Net income allocated to common shareholders was $8.8 million, or $3.12 basic earnings per common share, for the six month period ended June 30, 2021 (six month period 2021), compared with $4.7 million, or $1.68 basic earnings per common share, for the six month period ended June 30, 2020 (six month period 2020).

Net Interest Income

Tax equivalent net interest income for the six month period 2021 increased $1.5 million, or 8.1%, versus the six month period 2020. Average earning assets increased $194.8 million, or 17.3%, versus the six month period 2020. Average total interest bearing deposits increased $141.9 million, or 19.5%, versus the six month period 2020. The net interest margin of 3.06% decreased 27 basis points from 3.33% for the six month period 2020. Excluding PPP loans, the net interest margin for the six month period ended June 30, 2021 was approximately 2.94%. The significant decline in net interest margin for the six month period ended June 30, 2021 compared to the prior year period primarily reflected a $105.1 million increase in short term funds, due to higher average customer deposit balances, earning an average yield of 0.11%, a reduction of 0.23% in average loan yields, and an increase in subordinated debt interest expense.

The following table sets forth the components of Salisbury's fully tax-equivalent ("FTE") net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Loans (a)(d)	$1,052,020	$993,293	$20,605	$20,524	3.90%	4.13%
Securities (c)(d)	120,710	88,292	1,360	1,332	2.25	3.02
FHLBB stock	1,889	3,310	20	72	2.13	4.35
Short term funds (b)	141,278	36,161	76	70	0.11	0.39
Total earning assets	1,315,897	1,121,056	22,061	21,998	3.34	3.92
Other assets	70,848	62,365
Total assets	$1,386,745	$1,183,421
Interest-bearing demand deposits	$223,049	$163,707	223	222	0.20	0.27
Money market accounts	302,290	239,173	267	799	0.18	0.67
Savings and other	204,930	167,805	115	336	0.11	0.40
Certificates of deposit	138,402	156,078	516	1,140	0.75	1.46
Total interest-bearing deposits	868,671	726,763	1,121	2,497	0.26	0.69
Repurchase agreements	10,241	5,223	8	10	0.15	0.38
Finance lease	2,787	3,019	69	71	4.93	4.70
Note payable	196	235	6	7	6.14	5.96
Subordinated Debt (net of issuance costs)	20,529	9,864	534	312	5.20	6.33
FHLBB advances	11,197	46,247	65	359	1.17	1.55
Total interest-bearing liabilities	913,621	791,351	1,803	3,256	0.40	0.82
Demand deposits	338,486	269,031
Other liabilities	6,851	6,460
Shareholders' equity	127,787	116,579
Total liabilities & shareholders' equity	$1,386,745	$1,183,421
Net interest income (d)			$20,258	$18,742
Spread on interest-bearing funds					2.95	3.10
Net interest margin (e)					3.06	3.33

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $343,000 and $337,000, respectively for 2021 and 2020 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2021 and 2020.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2021 versus 2020
Change in interest due to	Volume	Rate	Net
Loans	$2,447	$(2,366)	$81
Securities	836	(808)	28
FHLBB stock	6	(58)	(52)
Short term funds	251	(245)	6
Interest-earning assets	3,540	(3,477)	63
Deposits	2,062	(3,438)	(1,376)
Repurchase agreements	16	(18)	(2)
Finance lease	(9)	7	(2)
Note payable	(1)	-	(1)
Subordinated Debt	394	(172)	222
FHLBB advances	(185)	(109)	(294)
Interest-bearing liabilities	2,277	(3,730)	(1,453)
Net change in net interest income	$1,263	$253	$1,516

Interest Income

Tax equivalent interest income of $22.0 million was essentially unchanged for the six month periods 2021 and 2020. Loan income, as compared to the six months of 2020, increased $81 thousand, or 0.4%, primarily due to a $58.7 million, or 5.9%, increase in average loans, which was partly offset by a 23 basis point decrease in the average yield. Tax equivalent securities income increased $28 thousand, or 2.1%, for the six month period 2021 as compared with the six month period 2020, primarily due to a $32.4 million increase in average volume, which was partly offset by a 77 basis point decrease in average yield. Income on short-term funds as compared to six month period 2020 increased $6 thousand, or 8.6%, primarily due to a 28 basis point decrease in the average short-term funds yields, partly offset by a $105.1 million, or 290.6%, increase in average short-term funds.

Interest Expense

Interest expense decreased $1.5 million, or 44.6%, to $1.8 million for the six month period 2021 compared with $3.3 million for the six month period 2020. Interest on deposit accounts decreased $1.4 million, or 55.1%, as a result of a decrease in average deposit rates of 43 basis points compared with the six month period 2020, which was partially offset by a $141.9 million increase in the average balance. Interest expense on FHLBB advances decreased $294 thousand, or 81.9%, as a result of an average balance decrease of $35.1 million compared with the six month period 2020 and a 38 basis point decrease in the average borrowings rate. Interest expense on subordinated debt increased $222 thousand as a result of an average balance increase of $10.7 million compared with the six month period 2020, partly offset by a 113 basis point reduction in average yield. The increase in the average subordinated debt balance and the reduction in average yield reflected the $25.0 million issuance by Salisbury in March 2021 at a coupon of 3.5%.

Provision and Allowance for Loan Losses

A net credit reserve release of $0.9 million was recorded for the six month period ended June 30, 2021 compared to a provision of $3.5 million for the six month period ended June 30, 2020. Net loan charge-offs were $129 thousand and $36 thousand for the respective periods. Management increased the allowance for loan losses in 2020 due to uncertainty surrounding COVID-19. In 2021, however, the business environment in Salisbury's market areas improved significantly due to the rollout out of vaccinations. COVID-19 restrictions have been lifted and the number of commercial loans, for which payments have been deferred, continues to decline. As a result of these improved conditions, management recorded a net reduction in credit reserves of $1.1 million. Management will continue to evaluate credit risk in the loan portfolio to ensure a commensurate level of loan loss reserves. A resurgence of the pandemic, which causes a deterioration in economic conditions and an increase in loan payment deferrals or delinquencies, may subsequently necessitate an increase in loan loss reserves.

Reserve coverage at June 30, 2021, as measured by the ratio of allowance for loan losses to gross loans, at 1.22%, compares with 1.18% a year ago at June 30, 2020. The increase in the coverage ratio primarily reflected higher reserves due to management's assessment of the impact of COVID-19 as well as loan growth. Excluding PPP loans, the reserve coverage ratio was 1.29% for both June 30, 2021 and June 30, 2020. During the first six months of 2020, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.1 million to $5.5 million. Non-performing loans represent 0.53% of gross loans receivable compared with 0.54% at December 31, 2020. During the six months ended June 30, 2021, accruing loans past due 30-89 days decreased $5.5 million to $1.4 million or 0.13% of gross loans receivable from 0.66% at December 31, 2020. See "Financial Condition - Loan Credit Quality" for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Trust and wealth advisory	$2,399	$2,061	$338	16.4%
Service charges and fees	2,325	1,503	822	54.7
Mortgage banking activities, net	804	446	358	80.3
Losses (gains) on CRA mutual fund	(14)	22	(36)	(163.6)
(Losses) gain on available-for-sale securities, net	(9)	182	(191)	(104.9)
BOLI income and gains	251	266	(15)	(5.6)
Other	57	80	(23)	(28.8)
Total non-interest income	$5,813	$4,560	$1,253	27.5%

Non-interest income for the six month period ended June 30, 2021 increased $1.3 million versus the same period in 2020. Trust and wealth advisory revenues increased $338 thousand mainly due to higher asset-based fees. Service charges and fees increased $822 thousand during the six month period ended June 30, 2021. The increase primarily reflected loan prepayment fees recorded in second quarter 2021 as well as higher interchange and deposit fees. In second quarter 2020, Salisbury waived approximately $269 thousand in various deposit fees, including overdraft and ATM fees due to COVID-19. Income from sales of mortgage loans increased $358 thousand substantially due to higher gains on sales of fixed rate residential mortgage loans to FHLB Boston. Mortgage loan sales totaled $28.5 million for the six month period ended June 30, 2021 compared with $18.1 million for the six month period ended June 30, 2020. The six month periods ended June 30, 2021 and 2020 included mortgage servicing amortization of $131 thousand and $28 thousand, respectively.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Salaries	$6,304	$5,261	$1,043	19.8%
Employee benefits	2,668	2,183	485	22.2
Premises and equipment	1,973	1,891	82	4.3
Data processing	1,193	1,098	95	8.7
Professional fees	1,355	1,385	(30)	(2.2)
Collections, OREO, and loan related	197	104	93	89.4
FDIC insurance	225	208	17	8.2
Marketing and community support	296	293	3	1.0
Amortization of core deposit intangible assets	136	170	(34)	(20.2)
Other	1,000	1,133	(133)	(11.7)
Non-interest expense	$15,347	$13,726	$1,621	11.8%

Non-interest expense for the six month period ended June 30, 2021 increased $1.6 million versus the same period in 2020. Salaries increased $1.0 million due to higher base salaries, incentive and production accruals as a result of higher loan originations. Benefits increased $485 thousand primarily due to higher medical insurance costs, 401K employer match, payroll taxes and BOLI related expenses. Premises and equipment increased $82 thousand primarily due to higher building depreciation, software maintenance and utilities partially offset by decreased machine maintenance expense. Data processing increased $95 thousand mainly due to higher ATM fees, data processing costs and Trust and Wealth data processing expense. Professional fees decreased $30 thousand versus the six month period 2020 primarily due to lower consulting expense partially offset by higher investment management expenses. Collections, OREO and loan related expense increased $93 thousand primarily on higher appraisal and litigation costs and higher mortgage taxes. Marketing and community support increased $3 thousand primarily due to timing of marketing expense and contributions. Other expenses decreased $133 thousand primarily due to higher litigation related accruals during the six month period ended June 30, 2020.

Income taxes

The effective income tax rates for the six month periods ended June 30, 2021 and June 30, 2020 were 21.4% and 16.5%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. The higher tax rate in the six month period ended 2021 primarily reflected a lower mix of tax-exempt income from municipal bonds, tax advantaged loans and bank-owned life insurance on a comparatively higher level of pre-tax income. Additionally, Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity was $131.7 million at June 30, 2021, up $7.0 million from December 31, 2020. Book value and tangible book value per common share were $46.02 and $41.1, respectively at June 30, 2021, compared with $43.88 and $38.78, respectively, at December 31, 2020. Contributing to the increase in shareholders' equity for year-to-date 2021 was net income of $8.9 million, and issued stock and stock based compensation totaling of $0.5 million partially offset by common stock dividends of $1.7 million and unrealized losses on securities available-for-sale, net of tax of $0.7 million.

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

	June 30, 2021	December 31, 2020
Total Capital (to risk-weighted assets)	14.67%	13.57%
Tier 1 Capital (to risk-weighted assets)	13.42	12.31
Common Equity Tier 1 Capital (to risk-weighted assets)	13.42	12.31
Tier 1 Capital (to average assets)	9.33	8.90

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

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a "Community Bank Leverage Ratio" ("CBLR") that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) ("qualifying community banking organizations") may elect to report the components of its Tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that "elects to use the CBLR framework" will not be subject to other risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements for purposes of the agencies' Prompt Corrective Action ("PCA") framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria, but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed "well-capitalized" for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period (including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule became effective on January 1, 2020. The Bank would qualify for the CBLR methodology and would also be considered to be well capitalized if it elected to utilize such methodology.

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

Share Repurchases

On March 24, 2021 Salisbury announced that its Board of Directors has adopted a share repurchase program. The share repurchase program provides for the potential repurchase of Salisbury's common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury's common stock from time to time over the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares within the allowable period. During the second quarter 2021, Salisbury did not repurchase any its outstanding common stock pursuant to this program.

Subordinated Debt

On March 31, 2021 Salisbury completed a private placement of $25.0 million in aggregate principal amount of Fixed to Floating Rate Subordinated Notes due 2031 (the "Notes") to various accredited investors. The Notes have a maturity date of March 31, 2031 and bear interest at an annual rate of 3.50% per annum, from and including the closing date to, but excluding March 31, 2026 or the earlier redemption date, payable quarterly in arrears. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, the rate will be a floating per annum rate expected to be equal to the then current three-month SOFR plus 280 basis points, provided, however, that in the event three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero, payable quarterly in arrears. On May 28, 2021, Salisbury redeemed in full the $10 million of subordinated debt issued in 2015.

Dividends

Salisbury paid $1.7 million in common stock dividends during the six month period ended June 30, 2021. On July 21, 2021, the Board of Directors of Salisbury approved a $0.01 increase in the quarterly dividend. The quarterly cash dividend of $0.31 per common share is payable on August 27, 2021 to shareholders of record as of August 13, 2021.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2021, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates - immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates - immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates - the yield curve is assumed to rise throughout 2021 and 2022 with the treasury yield curve ultimately ending up higher as of June 30, 2023. The two year, five year and 10 year treasury as of June 30, 2023 are ultimately 1.64%, 1.70% and 1.51% higher than actual rates as of June 30, 2021 with two Fed Funds rate increases assumed in the first six months of 2023. The yield curve is positively sloping over the time period. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2021, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of June 30, 2021.

As of June 30, 2021	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	5.10%	14.70%
Immediately falling interest rates - 100bp (static growth assumptions)	(4.70)	(9.30)
Immediately rising increase rates + 400bp (static growth assumptions)	4.40	16.50

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2021 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Government Agency notes	$(1,179)	$(2,284)
Municipal bonds	(1,216)	(2,501)
Mortgage backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	(2,261)	(4,686)
Collateralized mortgage obligations:
U.S. Government agencies	(440)	(1,103)
Corporate bonds	(270)	(510)
Total available-for-sale debt securities	$(5,366)	$(11,084)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2021.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS
Exhibit No.	Description
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of December 10, 2015, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant’s Form 8-K filed December 10, 2015).
4.2	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed March 31, 2021).
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

August 6, 2021	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 6, 2021	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

