Form 10-Q
period 2021-09-30
SALISBURY BANCORP, INC.
filed 2021-11-05
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 2, 2021 is 2,861,697.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$7,874	$10,599
Interest bearing demand deposits with other banks	158,421	82,563
Total cash and cash equivalents	166,295	93,162
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	175,568	98,411
CRA mutual fund at fair value	907	917
Federal Home Loan Bank of Boston stock at cost	1,504	1,713
Loans held-for-sale	639	2,735
Loans receivable, net (allowance for loan losses: $13,168 and $13,754)	1,057,451	1,027,738
Bank premises and equipment, net	20,056	20,355
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,405 and $5,207)	476	674
Accrued interest receivable	5,932	6,373
Cash surrender value of life insurance policies	25,067	21,182
Deferred taxes	2,776	2,412
Other assets	5,613	3,423
Total Assets	$1,476,849	$1,293,660
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$392,322	$310,769
Demand (interest bearing)	220,533	218,869
Money market	328,392	278,146
Savings and other	224,286	189,776
Certificates of deposit	124,095	131,514
Total deposits	1,289,628	1,129,074
Repurchase agreements	10,450	7,116
Federal Home Loan Bank of Boston advances	8,905	12,639
Subordinated debt	24,460	9,883
Note payable	180	208
Finance lease obligations	1,631	1,673
Accrued interest and other liabilities	8,062	8,315
Total Liabilities	1,343,316	1,168,908
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,861,697 and 2,843,292
Outstanding: 2,861,697 and 2,843,292	286	284
Unearned compensation - restricted stock awards	(1,075)	(774)
Paid-in capital	46,278	45,264
Retained earnings	86,740	76,974
Accumulated other comprehensive income, net	1,304	3,004
Total Shareholders' Equity	133,533	124,752
Total Liabilities and Shareholders' Equity	$1,476,849	$1,293,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share amounts)	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$10,264	$10,362	$30,642	$30,662
Interest on debt securities
Taxable	486	396	1,398	1,260
Tax exempt	172	157	506	513
Other interest and dividends	79	87	174	229
Total interest and dividend income	11,001	11,002	32,720	32,664
Interest expense
Deposits	532	764	1,652	3,261
Repurchase agreements	5	6	13	16
Finance lease	33	35	102	106
Note payable	3	3	9	11
Subordinated debt	233	156	767	468
Federal Home Loan Bank of Boston advances	30	113	96	472
Total interest expense	836	1,077	2,639	4,334
Net interest and dividend income	10,165	9,925	30,081	28,330
Provision (release) for loan losses	400	686	(517)	4,198
Net interest and dividend income after provision (release) for loan losses	9,765	9,239	30,598	24,132
Non-interest income
Trust and wealth advisory	1,286	1,068	3,685	3,129
Service charges and fees	1,211	711	3,536	2,214
Mortgage banking activities, net	108	736	912	1,182
(Losses) gains on CRA mutual fund	(4)	-	(18)	22
Gains (losses) on securities, net	7	34	(2)	216
Bank-owned life insurance ("BOLI") income	135	719	386	986
Gain on sale of assets	73	-	73	-
Other	24	18	81	97
Total non-interest income	2,840	3,286	8,653	7,846
Non-interest expense
Salaries	3,361	3,114	9,664	8,375
Employee benefits	1,322	1,061	3,990	3,244
Premises and equipment	1,060	1,005	3,034	2,897
Write-down of assets	144	-	144	-
Data processing	632	569	1,824	1,666
Professional fees	735	635	2,090	2,020
Collections, OREO, and loan related	120	108	317	212
FDIC insurance	146	123	370	331
Marketing and community support	256	126	552	419
Amortization of intangibles	61	78	198	247
Other	447	440	1,448	1,572
Total non-interest expense	8,284	7,259	23,631	20,983
Income before income taxes	4,321	5,266	15,620	10,995
Income tax provision	868	910	3,288	1,858
Net income	$3,453	$4,356	$12,332	$9,137
Net income available to common shareholders	$3,400	$4,288	$12,148	$9,006

Basic earnings per common share	$1.21	$1.53	$4.32	$3.22
Diluted earnings per common share	$1.20	$1.53	$4.30	$3.21
Common dividends per share	$0.31	$0.29	$0.90	$0.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2021	2020	2021	2020
Net income	$3,453	$4,356	$12,332	$9,137
Other comprehensive income
Net unrealized (losses) gains on securities available-for-sale	(1,199)	113	(2,153)	1,912
Reclassification of net realized (gains) losses in net income (1)	(7)	(34)	2	(216)
Unrealized (losses) gains on securities available-for-sale	(1,206)	79	(2,151)	1,696
Income tax benefit (expense)	254	(17)	451	(357)
Unrealized (losses) gains on securities available-for-sale, net of tax	(952)	62	(1,700)	1,339
Comprehensive income	$2,501	$4,418	$10,632	$10,477

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains (losses) on securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending September 30, 2021 and 2020 are $(1) thousand and $(7) thousand, respectively. The net tax effect for the nine months ending September 30, 2021 and 2020 were $1 thousand and ($45) thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation- restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	income	equity
Balances at June 30, 2020	2,843,292	$284	$45,096	$71,461	$(1,031)	$2,634	$118,444
Net income	-	-	-	4,356	-	-	4,356
Other comprehensive income, net of tax	-	-	-	-	-	62	62
Common stock dividends declared ($0.29 per share)	-	-	-	(822)	-	-	(822)
Issuance of restricted common stock	500	-	18	-	(18)	-	-
Forfeiture of stock awards	(500)	-	(21)	-	21	-	-
Stock based compensation-restricted stock awards	-	-	78	-	122	-	200
Balances at September 30, 2020	2,843,292	$284	$45,171	$74,995	$(906)	$2,696	$122,240
Balances at June 30, 2021	2,861,697	$286	$46,217	$84,174	$(1,224)	$2,256	$131,709
Net income	-	-	-	3,453	-	-	3,453
Other comprehensive loss, net of tax	-	-	-	-	-	(952)	(952)
Common stock dividends declared ($0.31 per share)	-	-	-	(887)	-	-	(887)
Stock based compensation-restricted stock awards	-	-	61	-	149	-	210
Balances at September 30, 2021	2,861,697	$286	$46,278	$86,740	$(1,075)	$1,304	$133,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Nine months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation- restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	income (loss)	equity
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income for period	-	-	-	9,137	-	-	9,137
Other comprehensive income, net of tax	-	-	-	-	-	1,339	1,339
Common stock dividends declared ($0.87 per share)	-	-	-	(2,462)	-	-	(2,462)
Stock options exercised	3,105	-	53	-	-	-	53
Issuance of restricted common stock	12,275	1	439	-	(440)	-	-
Forfeiture of stock awards	(1,200)	-	(50)	-	50	-	-
Issuance of director's restricted stock awards	3,200	-	114	-	(114)	-	-
Stock based compensation-restricted stock awards	-	-	125	-	393	-	518
Balances at September 30, 2020	2,843,292	$284	$45,171	$74,995	$(906)	$2,696	$122,240
Balances at December 31, 2020	2,843,292	$284	$45,264	$76,974	$(774)	$3,004	$124,752
Net income for period	-	-	-	12,332	-	-	12,332
Other comprehensive loss, net of tax	-	-	-	-	-	(1,700)	(1,700)
Common stock dividends declared ($0.90 per share)	-	-	-	(2,566)	-	-	(2,566)
Stock options exercised	1,755	1	30	-	-	-	31
Issuance of restricted common stock	13,850	1	623	-	(624)	-	-
Issuance of director's restricted stock awards	2,800	-	126	-	(126)	-	-
Stock based compensation-restricted stock awards	-	-	235	-	449	-	684
Balances at September 30, 2021	2,861,697	$286	$46,278	$86,740	$(1,075)	$1,304	$133,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2021	2020
Operating Activities
Net income	$12,332	$9,137
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	807	388
Bank premises and equipment	1,142	1,071
Core deposit intangible	198	247
Modification fees on Federal Home Loan Bank of Boston advances	17	64
Subordinated debt issuance costs	159	18
Mortgage servicing rights	167	84
Fair value adjustment on deposits	-	(4)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	2	(216)
CRA Mutual Fund	18	(22)
Sales of loans, excluding capitalized servicing rights	(653)	(843)
Loss on write-down of asset	144	-
Gain on sale of premises and equipment	(73)	-
(Release) provision for loan losses	(517)	4,198
Proceeds from loans sold	30,364	45,246
Loans originated for sale	(27,615)	(46,832)
(Decrease) increase in deferred loan origination fees and costs, net	(58)	2,321
Mortgage servicing rights originated	(276)	(413)
Decrease (increase) in interest receivable	441	(2,640)
Decrease (increase) in deferred tax benefit	87	(1,359)
(Increase) decrease in prepaid expenses	(416)	295
Increase in cash surrender value of life insurance policies	(386)	(986)
Increase in income tax receivable	(429)	-
(Decrease) increase in income tax payable	(320)	1,412
(Increase) decrease in other assets	(509)	42
Decrease in accrued expenses	(290)	(584)
(Decrease) increase in interest payable	(9)	132
Increase (decrease) in other liabilities	366	(144)
Stock based compensation-restricted stock awards	684	518
Net cash provided by operating activities	15,378	11,130
Investing Activities
Net redemption of Federal Home Loan Bank of Boston stock	209	84
Purchases of securities available-for-sale	(107,811)	(27,802)
Proceeds from sales of securities available-for-sale	3,311	12,526
Proceeds from calls of securities available-for-sale	8,500	655
Proceeds from principal payments and maturities of securities available-for-sale	15,883	12,226
Reinvestment of CRA Mutual Fund	(8)	(12)
Loan originations and principal collections, net	(29,323)	(110,743)
Recoveries of loans previously charged off	185	44
Proceeds from sale/ disposal of premises and equipment	248	314
Capital expenditures	(1,889)	(2,384)
Purchase of life insurance policies	(3,500)	-
Proceeds from life insurance policy	-	3,994
Net cash used by investing activities	$(114,195)	$(111,098)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine months ended September 30, (in thousands)	2021	2020
Financing Activities
Increase in deposit transaction accounts, net	$167,973	$175,508
(Decrease) increase in time deposits, net	(7,419)	131
Increase in securities sold under agreements to repurchase, net	3,334	2,355
Federal Home Loan Bank of Boston long term advances	-	46,001
Federal Home Loan Bank of Boston long-term maturities/payments	-	(21,000)
Federal Home Loan Bank of Boston short-term advances, net change	-	(30,000)
Principal payments on Amortizing Federal Home Loan Bank of Boston advance	(3,751)	(2,072)
Issuance of Sub Debt, net of issuance costs	24,418	-
Repayment of Sub Debt	(10,000)	-
Principal payments on note payable	(28)	(28)
Decrease in finance lease obligation	(42)	(62)
Stock options exercised	31	53
Common stock dividends paid	(2,566)	(2,462)
Net cash provided by financing activities	171,950	168,424
Net increase in cash and cash equivalents	73,133	68,456
Cash and cash equivalents, beginning of period	93,162	26,885
Cash and cash equivalents, end of period	$166,295	$95,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Supplemental Cash Flow Information:
Cash paid for interest	$2,472	$4,124
Cash paid for income taxes	3,948	1,805
Non cash investing and financing activities:
Transfers from Fixed Assets to Other Assets	$727	$-

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
September 30, 2021
Available-for-sale
U.S. Treasury	$10,397	$-	$95	$10,302
U.S. Government Agency notes	32,093	280	99	32,274
Municipal bonds	38,525	1,331	251	39,605
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	67,059	818	698	67,179
Collateralized mortgage obligations:
U.S. Government agencies	14,844	208	41	15,011
Corporate bonds	11,000	197	-	11,197
Total securities available-for-sale	$173,918	$2,834	$1,184	$175,568
CRA mutual fund				$907
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,504	$-	$-	$1,504
(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2020
Available-for-sale
U.S. Government Agency notes	$7,735	$153	$37	$7,851
Municipal bonds	25,831	1,787	1	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	35,240	1,376	43	36,573
Collateralized mortgage obligations:
U.S. Government agencies	17,054	400	-	17,454
Corporate bonds	8,750	166	-	8,916
Total securities available-for-sale	$94,610	$3,882	$81	$98,411
CRA mutual fund				$917
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,713	$-	$-	$1,713

In third quarter 2021, $7.0 million of available-for-sale securities were called, resulting in a pre-tax gain of $7 thousand and a related tax expense of $1.4 thousand. Salisbury did not sell any available-for-sale securities during the three month period ended September 30, 2021. Salisbury sold $3.3 million of available-for-sale securities during the nine month period ended September 30, 2021 realizing a pre-tax loss of $2 thousand and a related tax benefit of $0.4 thousand. Salisbury sold $1.9 million of available-for-sale securities during the three month period ended September 30, 2020 realizing a pre-tax gain of $34 thousand and related tax expense of $7 thousand. Salisbury sold $12.5 million of available-for-sale securities during the nine month period ended September 30, 2020 realizing a pre-tax gain of $216 thousand and a related tax expense of $45 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$10,302	$95	$-	$-	$10,302	$95
U.S. Government Agency notes	20,550	80	1,125	19	21,675	99
Municipal bonds	13,980	251	-	-	13,980	251
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	42,471	647	1,398	26	43,869	698
Collateralized mortgage obligations	4,625	66	-	-	4,625	41
Corporate bonds	-	-	-	-	-	-
Total temporarily impaired securities	$91,928	$1,139	$2,523	$45	$94,451	$1,184

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$2,553	$36	$20	$1	$2,573	$37
Municipal bonds	558	1	-	-	558	1
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	3,761	42	45	1	3,806	43
Total temporarily impaired securities	$6,872	$79	$65	$2	$6,937	$81

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

September 30, 2021 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	After 5 year but within 10 years	$10,397	$10,302	1.15%
U.S. Government Agency notes	After 5 year but within 10 years	15,902	15,848	1.23
	Total	26,299	26,150	1.20
Municipal bonds	After 5 year but within 10 years	3,594	3,820	2.80
	After 10 years	34,931	35,785	2.61
	Total	38,525	39,605	2.63
Mortgage-backed securities, Collateralized mortgage obligations,	Securities not due at a single maturity date	98,094	98,616	1.64
Corporate bonds	After 5 years but within 10 years	11,000	11,197	4.61
Securities available-for-sale		$173,918	$175,568	2.04%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2021.

U.S. Treasury notes: The contractual cash flows are guaranteed by the U.S. government. Four securities had unrealized losses at September 30, 2021, which approximated 0.91% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2021.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Nineteen securities had unrealized losses at September 30, 2021, which approximated 0.45% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2021.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Sixteen securities had unrealized losses at September 30, 2021, which approximated 1.77% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2021.

U.S. Government agency and U.S. Government-sponsored enterprise securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Forty nine securities had unrealized losses at September 30, 2021, which approximated 1.51% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2021.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank's FHLBB stock as of September 30, 2021. Deterioration of the FHLBB's capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Residential 1-4 family	$368,801	$352,001
Residential 5+ multifamily	46,237	37,058
Construction of residential 1-4 family	15,429	8,814
Home equity lines of credit	24,001	27,804
Residential real estate	454,468	425,677
Commercial	314,820	310,841
Construction of commercial	47,145	31,722
Commercial real estate	361,965	342,563
Farm land	3,409	3,198
Vacant land	13,698	14,079
Real estate secured	833,540	785,517
Commercial and industrial ex PPP Loans	167,528	140,516
PPP Loans	40,652	86,632
Total Commercial and industrial	208,180	227,148
Municipal	18,061	21,512
Consumer	11,152	7,687
Loans receivable, gross	1,070,933	1,041,864
Deferred loan origination fees, net	(314)	(372)
Allowance for loan losses	(13,168)	(13,754)
Loans receivable, net	$1,057,451	$1,027,738
Loans held-for-sale
Residential 1-4 family	$639	$2,735

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

At September 30, 2021 and December 31, 2020, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $79.6 million and $65.3 million, respectively.

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

Salisbury's commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges due to the COVID-19 virus pandemic ("virus"). Approximately 41% of the Bank's commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 13% of the Bank's commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank's commercial loans are to educational institutions and approximately 6% of Salisbury's commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury's commercial real estate exposure as a percentage of the Bank's total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 173% as of September 30, 2021 and 182% at December 31, 2020 compared to the regulatory monitoring guideline of 300%.

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

In 2021 Salisbury processed 472 applications for loans of approximately $48.2 million under the SBA's Paycheck Protection Program (PPP). Interest income is accrued on the unpaid principal balance of these loans. Deferred loan origination fees and costs on PPP loans are amortized as an adjustment to yield over the lives of the related loans, which is predominately five years. For the three and nine months ended September 30, 2021, Salisbury recorded interest income of $0.1 million and $0.6 million, respectively, and net fee income of approximately $0.7 million and $2.3 million, respectively, on PPP loans. Total net fees on PPP loans originated in 2020 and 2021, that will be recognized over the life of the loans, were estimated at $3.1 million and $2.0 million, respectively. In 2020 and the nine-month period ended September 30, 2021, Salisbury recognized essentially all of the net fees on PPP loans originated in 2020. In the nine-month period ended September 30, 2021, Salisbury recognized approximately $0.6 million of the net fees on PPP loans originated in 2021. Salisbury had gross PPP loan balances of $40.7 million on its consolidated balance sheet at September 30, 2021 compared with $86.6 million at December 31, 2020. Approximately $2.9 million of the September 30, 2021 balance related to PPP loans originated in 2020 and $37.8 million related to PPP loans originated in 2021.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2021
Residential 1-4 family	$361,116	$4,139	$3,546	$-	$-	$368,801
Residential 5+ multifamily	44,484	83	1,670	-	-	46,237
Construction of residential 1-4 family	15,301	128	-	-	-	15,429
Home equity lines of credit	23,706	209	86	-	-	24,001
Residential real estate	444,607	4,559	5,302	-	-	454,468
Commercial	274,004	5,654	35,162	-	-	314,820
Construction of commercial	47,145	-	-	-	-	47,145
Commercial real estate	321,149	5,654	35,162	-	-	361,965
Farm land	1,610	1,223	576	-	-	3,409
Vacant land	13,621	42	35	-	-	13,698
Real estate secured	780,987	11,478	41,075	-	-	833,540
Commercial and industrial	205,140	500	2,540	-	-	208,180
Municipal	18,061	-	-	-	-	18,061
Consumer	11,132	1	19	-	-	11,152
Loans receivable, gross	$1,015,320	$11,979	$43,634	$-	$-	$1,070,933
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Residential 1-4 family	$342,243	$5,615	$4,143	$-	$-	$352,001
Residential 5+ multifamily	35,272	90	1,696	-	-	37,058
Construction of residential 1-4 family	8,814	-	-	-	-	8,814
Home equity lines of credit	27,393	257	154	-	-	27,804
Residential real estate	413,722	5,962	5,993	-	-	425,677
Commercial	276,866	15,565	18,410	-	-	310,841
Construction of commercial	31,493	-	229	-	-	31,722
Commercial real estate	308,359	15,565	18,639	-	-	342,563
Farm land	1,612	-	1,586	-	-	3,198
Vacant land	13,992	50	37	-	-	14,079
Real estate secured	737,685	21,577	26,255	-	-	785,517
Commercial and industrial	224,906	1,271	632	339	-	227,148
Municipal	21,512	-	-	-	-	21,512
Consumer	7,660	-	27	-	-	7,687
Loans receivable, gross	$991,763	$22,848	$26,914	$339	$-	$1,041,864

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
September 30, 2021
Residential 1-4 family	$368,034	$167	$84	$442	$74	$767	$-	$1,235
Residential 5+ multifamily	45,376	-	-	-	861	861	-	861
Construction of residential 1-4 family	15,429	-	-	-	-	-	-	-
Home equity lines of credit	23,831	105	14	-	51	170	-	86
Residential real estate	452,670	272	98	442	986	1,798	-	2,182
Commercial	314,342	200	24	-	254	478	-	1,954
Construction of commercial	47,145	-	-	-	-	-	-	-
Commercial real estate	361,487	200	24	-	254	478	-	1,954
Farm land	3,279	130	-	-	-	130	-	576
Vacant land	13,663	35	-	-	-	35	-	35
Real estate secured	831,099	637	122	442	1,240	2,441	-	4,747
Commercial and industrial	207,792	289	53	-	46	388	11	243
Municipal	18,061	-	-	-	-	-	-	-
Consumer	11,108	4	40	-	-	44	-	-
Loans receivable, gross	$1,068,060	$930	$215	$442	$1,286	$2,873	$11	$4,990

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2020
Residential 1-4 family	$349,382	$1,419	$308	$673	$219	$2,619	$-	$1,508
Residential 5+ multifamily	36,197	-	-	-	861	861	-	861
Construction of residential 1-4 family	8,814	-	-	-	-	-	-	-
Home equity lines of credit	27,522	157	9	-	116	282	-	154
Residential real estate	421,915	1,576	317	673	1,196	3,762	-	2,523
Commercial	307,927	1,855	530	95	434	2,914	-	2,544
Construction of commercial	31,722	-	-	-	-	-	-	-
Commercial real estate	339,649	1,855	530	95	434	2,914	-	2,544
Farm land	2,594	154	450	-	-	604	-	158
Vacant land	14,079	-	-	-	-	-	-	37
Real estate secured	778,237	3,585	1,297	768	1,630	7,280	-	5,262
Commercial and industrial	224,496	2,148	457	1	46	2,652	12	374
Municipal	21,512	-	-	-	-	-	-	-
Consumer	7,677	10	-	-	-	10	-	-
Loans receivable, gross	$1,031,922	$5,743	$1,754	$769	$1,676	$9,942	$12	$5,636

Troubled Debt Restructurings (TDRs)

For the three and nine month periods ended September 30, 2021, one residential loan with a loan balance of $74 thousand was modified in a troubled debt restructuring for term extension. For third quarter 2020 one residential loan with a loan balance of $180 thousand was modified in a troubled debt restructuring for term extension. For the nine month period ended September 2020, there were two troubled debt restructurings: one residential loan with a loan balance of $180 thousand was modified for term extension and one CRE loan of $133 thousand was modified for workout refinance, which required an extension of new funds to pay outstanding taxes.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended September 30, 2021					Three months ended September 30, 2020
(in thousands)	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,377	$393	$(35)	$5	$2,740	$3,048	$69	$(11)	$1	$3,107
Residential 5+ multifamily	545	156	-	-	701	589	14	-	-	603
Construction of residential 1-4 family	95	41	-	-	136	87	10	-	-	97
Home equity lines of credit	190	26	(20)	-	196	283	(8)	-	-	275
Residential real estate	3,207	616	(55)	5	3,773	4,007	85	(11)	1	4,082
Commercial	6,212	(165)	-	119	6,166	5,160	317	(14)	1	5,464
Construction of commercial	668	118	-	-	786	205	195	-	-	400
Commercial real estate	6,880	(47)	-	119	6,952	5,365	512	(14)	1	5,864
Farm land	32	(1)	-	-	31	60	5	-	-	65
Vacant land	87	(1)	-	1	87	182	(11)	-	-	171
Real estate secured	10,206	567	(55)	125	10,843	9,614	591	(25)	2	10,182
Commercial and industrial	1,256	73	-	3	1,332	1,515	(44)	-	1	1,472
Municipal	32	(1)	-	-	31	36	5	-	-	41
Consumer	66	62	(19)	6	115	74	40	(41)	7	80
Unallocated	1,148	(301)	-	-	847	1,132	94	-	-	1,226
Totals	$12,708	$400	$(74)	$134	$13,168	$12,371	$686	$(66)	$10	$13,001

	Nine months ended September 30, 2021					Nine months ended September 30, 2020
(in thousands)	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,646	$129	$(44)	$9	$2,740	$2,393	$716	$(11)	$9	$3,107
Residential 5+ multifamily	686	15	-	-	701	446	199	(42)	-	603
Construction of residential 1-4 family	65	71	-	-	136	75	22	-	-	97
Home equity lines of credit	252	(36)	(20)	-	196	197	78	-	-	275
Residential real estate	3,649	179	(64)	9	3,773	3,111	1,015	(53)	9	4,082
Commercial	6,546	(509)	(7)	136	6,166	3,742	1,719	(17)	20	5,464
Construction of commercial	596	208	(18)	-	786	104	296	-	-	400
Commercial real estate	7,142	(301)	(25)	136	6,952	3,846	2,015	(17)	20	5,864
Farm land	59	(28)	-	-	31	47	18	-	-	65
Vacant land	180	(94)	-	1	87	71	100	-	-	171
Real estate secured	11,030	(244)	(89)	146	10,843	7,075	3,148	(70)	29	10,182
Commercial and industrial	1,397	17	(131)	49	1,332	1,145	326	-	1	1,472
Municipal	43	(12)	-	-	31	46	(5)	-	-	41
Consumer	77	82	(34)	(10)	115	60	72	(66)	14	80
Unallocated	1,207	(360)	-	-	847	569	657	-	-	1,226
Totals	$13,754	$(517)	$(254)	$185	$13,168	$8,895	$4,198	$(136)	$44	$13,001

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2021
Residential 1-4 family	$365,721	$2,737	$3,080	$3	$368,801	$2,740
Residential 5+ multifamily	45,283	701	954	-	46,237	701
Construction of residential 1-4 family	15,429	136	-	-	15,429	136
Home equity lines of credit	23,915	196	86	-	24,001	196
Residential real estate	450,348	3,770	4,120	3	454,468	3,773
Commercial	310,947	6,123	3,873	43	314,820	6,166
Construction of commercial	47,145	786	-	-	47,145	786
Commercial real estate	358,092	6,909	3,873	43	361,965	6,952
Farm land	2,833	31	576	-	3,409	31
Vacant land	13,663	87	35	-	13,698	87
Real estate secured	824,936	10,797	8,604	46	833,540	10,843
Commercial and industrial	207,859	1,288	321	44	208,180	1,332
Municipal	18,061	31	-	-	18,061	31
Consumer	11,134	115	18	-	11,152	115
Unallocated allowance	-	847	-	-	-	847
Totals	$1,061,990	$13,078	$8,943	$90	$1,070,933	$13,168

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2020
Residential 1-4 family	$347,695	$2,445	$4,306	$201	$352,001	$2,646
Residential 5+ multifamily	36,094	686	964	-	37,058	686
Construction of residential 1-4 family	8,814	65	-	-	8,814	65
Home equity lines of credit	27,650	232	154	20	27,804	252
Residential real estate	420,253	3,428	5,424	221	425,677	3,649
Commercial	305,193	6,298	5,648	248	310,841	6,546
Construction of commercial	31,722	596	-	-	31,722	596
Commercial real estate	336,915	6,894	5,648	248	342,563	7,142
Farm land	3,040	59	158	-	3,198	59
Vacant land	13,912	178	167	2	14,079	180
Real estate secured	774,120	10,559	11,397	471	785,517	11,030
Commercial and industrial	226,662	1,223	486	174	227,148	1,397
Municipal	21,512	43	-	-	21,512	43
Consumer	7,661	59	26	18	7,687	77
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

September 30, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,025,195	$9,490	$-	$-	$1,025,195	$9,490
Potential problem loans [1]	36,795	2,741	-	-	36,795	2,741
Impaired loans	-	-	8,943	90	8,943	90
Unallocated allowance	-	847	-	-	-	847
Totals	$1,061,990	$13,078	$8,943	$90	$1,070,933	$13,168

December 31, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,011,757	$10,424	$-	$-	$1,011,757	$10,424
Potential problem loans [1]	18,198	1,460	-	-	18,198	1,460
Impaired loans	-	-	11,909	663	11,909	663
Unallocated allowance	-	1,207	-	-	-	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2021
Residential	$45	$47	$1,120	$3	$2	$3,989	$4,404	$3,642	$52
Home equity lines of credit	-	-	22	-	-	86	127	156	-
Residential real estate	45	47	1,142	3	2	4,075	4,531	3,798	52
Commercial	1,007	1,033	1,921	43	33	2,866	3,377	3,002	47
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	576	756	415	-
Vacant land	-	-	73	-	-	35	39	52	-
Real estate secured	1,052	1,080	3,136	46	35	7,552	8,703	7,267	99
Commercial and industrial	221	228	336	44	3	100	270	91	-
Consumer	-	-	8	-	-	18	18	15	1
Totals	$1,273	$1,308	$3,480	$90	$38	$7,670	$8,991	$7,373	$100

Note: The income recognized is for the nine month period ended September 30, 2021.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
September 30, 2020
Residential	$3,854	$3,972	$4,034	$383	$67	$1,959	$2,335	$1,912	$20
Home equity lines of credit	75	75	77	14	-	158	507	111	1
Residential real estate	3,929	4,047	4,111	397	67	2,117	2,842	2,023	21
Commercial	3,099	3,148	3,401	270	104	1,298	1,940	978	31
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	166	322	177	-
Vacant land	38	40	40	3	-	132	148	136	7
Real estate secured	7,066	7,235	7,552	670	171	3,713	5,252	3,314	59
Commercial and industrial	824	827	422	380	3	52	205	59	2
Consumer	30	30	33	18	1	-	-	-	-
Totals	$7,920	$8,092	$8,007	$1,068	$175	$3,765	$5,457	$3,373	$61

Note: The income recognized is for the nine month period ended September 30, 2020.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2020
Residential	$2,971	$3,040	$3,862	$201	$72	$2,299	$2,676	$1,993	$27
Home equity lines of credit	75	75	76	20	-	79	117	103	-
Residential real estate	3,046	3,115	3,938	221	72	2,378	2,793	2,096	27
Commercial	3,058	3,117	3,325	248	132	2,590	3,203	1,139	91
Construction of commercial	-	-	-	-	-	-	-	-	-
Farm land	-	-	-	-	-	158	319	173	-
Vacant land	37	40	39	2	-	130	145	134	9
Real estate secured	6,141	6,272	7,302	471	204	5,256	6,460	3,542	127
Commercial and industrial	416	424	482	174	4	70	283	58	2
Consumer	26	26	31	18	2	-	-	-	-
Totals	$6,583	$6,722	$7,815	$663	$210	$5,326	$6,743	$3,600	$129
20

NOTE 4 - LEASES

The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank's consolidated balance sheet as of September 30, 2021 and December 31, 2020 and consolidated income statements for the nine months and three months ended September 30, 2021 and 2020.

($ in thousands, except lease term and discount rate)	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Other assets	$1,076	$1,182
Finance	Bank premises and equipment [1]	1,326	1,402
Total Leased Assets		$2,402	$2,584
Liabilities
Operating	Other liabilities	$1,076	$1,182
Finance	Finance lease	1,631	1,673
Total Lease Liabilities		$2,707	$2,855
1 Net of accumulated depreciation of $471 thousand and $396 thousand, respectively.

Lease Cost	Classification	Nine months ended September 30, 2021	Three months ended September 30, 2021
Operating leases	Premises and equipment	$221	$74
Finance leases:
Amortization of leased assets	Premises and equipment	76	25
Interest on finance leases	Interest expense	103	36
Total lease cost		$400	$135

Lease Cost	Classification	Nine months ended September 30, 2020	Three months ended September 30, 2020
Operating leases	Premises and equipment	$188	$64
Finance leases:
Amortization of leased assets	Premises and equipment	76	25
Interest on finance leases	Interest expense	107	36
Total lease cost		$371	$125

Weighted Average Remaining Lease Term	September 30, 2021	December 31, 2020
Operating leases	7.0 years	7.6 years
Financing leases	13.7 years	14.2 years
Weighted Average Discount Rate [1]
Operating leases	3.6%	3.7%
Financing leases	8.3%	8.4%
1 Salisbury uses the applicable FHLBB Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of September 30, 2021.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2021	$64	$48
2022	227	195
2023	167	198
2024	130	200
2025	137	203
Thereafter	437	1,752
Total future minimum lease payments	1,162	2,596
Less amount representing interest	(86)	(965)
Total present value of net future minimum lease payments	$1,076	$1,631

NOTE 5 - ASSETS HELD FOR SALE

The Bank is in the process of relocating its retail branch in Poughkeepsie, New York to a leased facility nearby. As part of this relocation process, the Bank has entered into an agreement with a third party to sell the building that houses its Poughkeepsie, New York retail branch. As of September 30, 2021, the current branch location met the accounting guidance criteria to be classified as assets held for sale. There are no liabilities held for sale associated with this location.

Following is a summary of the assets held for sale, which are recorded in other assets within the consolidated balance sheet as of September 30, 2021:

Buildings and leasehold improvements	$700,000

An impairment expense of $144 thousand was recorded in third quarter 2021 as a result of the net book value exceeding the agreed upon sale price. This impairment expense was recorded within the consolidated statement of income within non-interest expense and within write-down of assets on the consolidated statement of cash flows.

NOTE 6 - MORTGAGE SERVICING RIGHTS

(in thousands)	September 30, 2021	December 31, 2020
Residential mortgage loans serviced for others	$142,873	$134,428
Fair value of mortgage servicing rights	999	762

Changes in mortgage servicing rights are as follows:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2021	2020	2021	2020
Mortgage Servicing Rights
Balance, beginning of period	$748	$353	$621	$238
Originated	18	270	276	413
Amortization (1)	(36)	(56)	(167)	(84)
Balance, end of period	$730	$567	$730	$567
Valuation Allowance
Balance, beginning of period	-	-	(9)	-
Decrease in impairment reserve (1)	-	-	9	-
Balance, end of period	-	-	-	-
Mortgage servicing rights, net	$730	$567	$730	$567
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 7 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	September 30, 2021	December 31, 2020
Securities available-for-sale (at fair value)	$66,877	$54,581
Loans receivable (at book value)	382,840	420,415
Total pledged assets	$449,717	$474,996

At September 30, 2021, securities were pledged as follows: $56.41 million to secure public deposits, $10.45 million to secure repurchase agreements and $0.02 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 8 - DERIVATIVES AND HEDGING ACTIVITIES

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

As of September 30, 2021 and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Loans receivable(1)	$9,996	$9,996	$(4)	$(4)
Total	$9,996	$9,996	$(4)	$(4)

(1) These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $39.7 million; the cumulative basis adjustment associated with these hedging relationships was $4 thousand; and the amount of the designated hedged item was $10.0 million.

The table below presents the fair value of Salisbury's derivative financial instrument and its classification on the Balance Sheet as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021			As of December 31, 2020
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other assets	$4	Other Assets	$4
Total Derivatives designated as hedge instruments			$4		$4

The tables below present the effect of the Company's derivative financial instruments on the Income Statement as of September 30, 2021 and 2020. Salisbury did not use derivative financial instruments prior to third quarter 2020.

	Three months ended September 30, 2021		Nine months ended September 30, 2021
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$1	$-	$-	$-

Gain or (loss) on fair value hedging relationships in Subtopic 815-20 Interest contracts
Hedged items	4	-	3	-
Derivatives designated as hedging instruments	$(3)	$-	$(3)	$-

	Three months ended September 30, 2020		Nine months ended September 30, 2020
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$-	$-	$-	$-

Gain or (loss) on fair value hedging relationships in Subtopic 815-20 Interest contracts
Hedged items	3	-	-	3
Derivatives designated as hedging instruments	$(3)	$-	$-	$(3)

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

As of September 30, 2021, the fair value of derivative was $4 thousand in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of September 30, 2021, Salisbury has not posted any collateral related to these agreements.

NOTE 9 - EARNINGS PER SHARE

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share data)	2021	2020	2021	2020
Net income	$3,453	$4,356	$12,332	$9,137
Less: Undistributed earnings allocated to participating securities	(53)	(67)	(184)	(131)
Net income allocated to common stock	$3,400	$4,288	$12,148	$9,006
Weighted-average common shares issued	2,862	2,843	2,853	2,835
Less: Unvested restricted stock awards	(45)	(44)	(43)	(41)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,817	2,799	2,810	2,794
Add: Dilutive effect of stock options	26	8	20	8
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,843	2,807	2,830	2,802
Earnings per common share (basic)	$1.21	$1.53	$4.32	$3.22
Earnings per common share (diluted)	$1.20	$1.53	$4.30	$3.21

NOTE 10 - SHAREHOLDERS' EQUITY

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of September 30, 2021, the Company and the Bank met each of their capital requirements.

The Company and the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as "well capitalized" under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At September 30, 2021, the Bank exceeded the minimum requirement for the capital conservation buffer. As of September 30,2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

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

As of September 30, 2021, Salisbury did not repurchase any of its common shares pursuant to the Common Stock Repurchase Plan approved by the Board of Directors in March 2021.

The Bank's risk-weighted assets at September 30, 2021 and December 31, 2020 were $1.05 billion and $938.0 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital (to risk-weighted assets)	$149,213	14.20%	$84,080	8.0%	$110,355	10.5%	$105,100	10.0%

Tier 1 Capital (to risk-weighted assets)	136,074	12.95	63,060	6.0	89,335	8.5	84,080	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	136,074	12.95	47,295	4.5	73,570	7.0	68,315	6.5

Tier 1 Capital (to average assets)	$136,074	9.31	$58,451	4.0	$58,451	4.0	$73,063	5.0
December 31, 2020
Total Capital (to risk-weighted assets)	$127,254	13.57%	$75,037	8.0%	$98,486	10.5%	$93,796	10.0%

Tier 1 Capital (to risk-weighted assets)	115,503	12.31	56,278	6.0	79,727	8.5	75,037	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	115,503	12.31	42,208	4.5	66,657	7.0	60,967	6.5

Tier 1 Capital (to average assets)	$115,503	8.90	$51,907	4.0	$51,907	4.0	$64,884	5.0

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

NOTE 11 - BENEFITS

401(k)

Salisbury's 401(k) Plan expense was $253 thousand and $229 thousand, respectively, for the three month periods ended September 30, 2021 and 2020, and $847 thousand and $667 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the ESOP, Salisbury may make discretionary contributions to the ESOP. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury's ESOP expense was $55 thousand and $56 thousand, respectively, for the three month periods ended September 30, 2021 and 2020, and $184 thousand and $170 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020.

Other Retirement Plans

Salisbury adopted ASC 715-60, "Compensation - Retirement Benefits - Defined Benefit Plans - Other Post-retirement" and recognized a liability for Salisbury's future post-retirement benefit obligations under endorsement split dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $1,031 thousand and $771 thousand at September 30, 2021, and December 31, 2020, respectively. Other post-retirement benefit obligation expense (credit) for endorsement split dollar life insurance arrangements was $86 thousand and $(32) thousand, respectively, for the three month periods ended September 30, 2021 and 2020, and $259 thousand and $7 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020. A credit was recognized in third quarter 2020 to reflect the payout of insurance proceeds and the corresponding reduction in liability due to the death of a covered former employee.

On September 1, 2021, the Bank and Richard Cantele, President and Chief Executive Officer of the Bank and of the Company, entered into an updated split dollar agreement which superseded and replaced a prior split dollar agreement between the parties. In addition, the Bank and named executive officers Peter Albero and John Davies (together with Mr. Cantele, the "executive(s)"), entered into updated split dollar agreements which superseded and replaced their existing split dollar agreements (collectively with the split dollar agreement for Richard Cantele, the "Updated Agreements"). The Updated Agreements for Messrs. Albero and Davies are identical and substantially similar to the split dollar agreement for Mr. Cantele, except as discussed below. The Updated Agreements provide for a death benefit during employment of each executive equal to the lesser of (i) three times the executive's base salary, not to exceed $800,000, less $50,000 or (ii) the net amount at risk, defined as the difference between the death benefit payable on death and the accrued cash value of the life insurance policy at the time of death. Mr. Cantele's post-retirement death benefit will be 1.5 times his final base salary, not to exceed $800,000. If Messrs. Albero and Davies retire after reaching age 65, the executives will be entitled to a post-retirement death benefit equal to 1.5 times final base salary at age 65 through age 71, 1.0 times final base salary at age 72 through 79, and 0.5 times final base salary at age 80 and later, provided that the death benefit shall not exceed $800,000. In the event of a change in control of the Bank, the executive will become fully vested in the death benefit under the policy, including the post-retirement death benefit, and the policy cannot be terminated or amended without the express written consent of the executive. The Bank is the sole beneficiary of any death proceeds remaining after the aforementioned death proceeds have been paid to the designated beneficiaries.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. Salisbury's expense for this plan was $29 thousand and $33 thousand, respectively, for the three month periods ended September 30, 2021 and 2020, and $86 thousand and $100 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020.

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

NOTE 12 - LONG TERM INCENTIVE PLANS

Restricted stock

Restricted stock expense was $149 thousand and $122 thousand, respectively, for the three month periods ended September 30, 2021 and 2020, and $449 thousand and $393 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020. The tax benefit from restricted stock expense was $27 thousand and $22 thousand, respectively, for the three month periods ended September 30, 2021 and 2020; and $81 thousand and $71 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020. In second quarter 2021, Salisbury granted a total of 16,650 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $746 thousand. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of September 30, 2021 and 2020 totaled $1,075 thousand and $906 thousand, respectively. There were no forfeitures in the third quarter or year to date for 2021. There were forfeitures of $21 thousand or 500 shares in the third quarter of 2020 and forfeitures of $50 thousand or 1,200 shares for year to date 2020.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank's performance. This RSU plan replaced the Bank's Phantom Stock Appreciation Units plan (Phantom). Salisbury paid out the final tranche of these awards in January 2021. The performance goal for awards granted under the RSU plan in 2019 is based on the increase in the Bank's tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 29, 2022. No performance-based restricted stock units were awarded prior to 2019.

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

The fair value of the awards granted under the RSU plan at the grant date was $354 thousand, $264 thousand, and $280 thousand, respectively, for those grants awarded in 2021, 2020 and 2019. Compensation expense of $61 thousand and $80 thousand was recorded with respect to these RSUs for the three months ended September 2021 and 2020, and $236 thousand and $127 thousand for the nine months ended September 30, 2021 and 2020, respectively. The shares noted above are contingently issuable only upon attainment of the minimum performance goal. The tax benefit from performance restricted stock expense was $11 thousand and $14 thousand, respectively, for the three month periods ended September 30, 2021 and 2020; and $42 thousand and $23 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $210 thousand and $189 thousand for the three months ended September 30, 2021 and 2020, and expenses of $757 thousand and $530 thousand for the first nine months of 2021 and 2020, respectively. The tax benefit from (STIP) expense was $38 thousand and $34 thousand, respectively, for the three month periods ended September 30, 2021 and 2020; and $136 thousand and $95 thousand, respectively, for the nine month periods ended September 30, 2021 and 2020.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In third quarter 2021 and third quarter 2020, no stock options were exercised. In first quarter 2021 and first quarter 2020, a former Riverside Bank executive exercised 1,755 stock options at $17.04 per share. Also, in first quarter 2020, a former Riverside employee exercised 1,350 stock options at $17.04 per share.

NOTE 13 - FAIR VALUE OF ASSETS AND LIABILITIES

Salisbury uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Additionally, from time to time, other assets are recorded at fair value on a nonrecurring basis, such as assets and loans held for sale, collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Assets held for sale. The fair value of assets held for sale is based on independent market prices, appraised values or the contractual selling price.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets and Liabilities at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
September 30, 2021
Assets at fair value on a recurring basis
U.S. Treasury	$-	$10,302	$-	$10,302
U.S. Government Agency notes	-	32,274	-	32,274
Municipal bonds	-	39,605	-	39,605
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	67,179	-	67,179
Collateralized mortgage obligations:
U.S. Government agencies	-	15,011	-	15,011
Corporate bonds	-	11,197	-	11,197
Securities available-for-sale	$-	$175,568	$-	$175,568
CRA mutual funds	$907	$-	$-	$907
Derivative financial instruments	$-	$4	$-	$4
Assets at fair value on a non-recurring basis
Assets held for sale [1]	$700	$-	$-	$700

December 31, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$-	$7,851	$-	$7,851
Municipal bonds	-	27,617	-	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	-	36,573	-	36,573
Collateralized mortgage obligations:
U.S. Government agencies	-	17,454	-	17,454
Corporate bonds	-	8,916	-	8,916
Securities available-for-sale	$-	$98,411	$-	$98,411
CRA mutual funds	$917	$-	$-	$917
Derivative financial instruments	$-	$4	$-	$4

1 The Bank is in the process of relocating its retail branch in Poughkeepsie, New York to a leased facility nearby. As part of this relocation, the Bank entered into an agreement with a third party to sell the building that houses its Poughkeepsie, New York retail branch. This agreement resulted in a pre-tax loss of $144 thousand in third quarter 2021. At December 30, 2020, Salisbury did not have any assets measured at fair value on a non-recurring basis.

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2021
Financial Assets
Cash and cash equivalents	$166,295	$166,295	$166,295	$-	$-
Interest bearing time deposits with financial institutions	750	750	750	-	-
Securities available-for-sale	175,568	175,568	-	175,568	-
CRA mutual fund	907	907	907	-	-
Federal Home Loan Bank of Boston stock	1,504	1,504	1,504	-	-
Loans held-for-sale	639	649	-	-	649
Loans receivable, net	1,057,451	1,051,127	-	-	1,051,127
Accrued interest receivable	5,932	5,932	5,932	-	-
Derivative financial instruments	4	4	-	4	-
Cash surrender value of life insurance policies	25,067	25,067	25,067	-	-
Financial Liabilities
Demand (non-interest-bearing)	$392,322	$392,322	$-	$392,322	$-
Demand (interest-bearing)	220,533	220,533	-	220,533	-
Money market	328,392	328,392	-	328,392	-
Savings and other	224,286	224,286	-	224,286	-
Certificates of deposit	124,095	124,946	-	124,946	-
Deposits	1,289,628	1,290,747	-	1,290,747	-
Repurchase agreements	10,450	10,450	-	10,450	-
FHLBB advances	8,905	9,000	-	9,000	-
Subordinated debt	24,460	24,276	-	24,276	-
Note payable	180	181	-	181	-
Finance lease liability	1,631	1,732	-	-	1,732
Accrued interest payable	34	34	34	-	-

December 31, 2020
Financial Assets
Cash and cash equivalents	$93,162	$93,162	$93,162	$-	$-
Interest bearing time deposits with financial institutions	750	750	750	-	-
Securities available-for-sale	98,411	98,411	-	98,411	-
CRA mutual fund	917	917	917	-	-
Federal Home Loan Bank of Boston stock	1,713	1,713	1,713	-	-
Loans held-for-sale	2,735	2,790	-	-	2,790
Loans receivable, net	1,027,738	1,057,234	-	-	1,057,234
Accrued interest receivable	6,373	6,373	6,373	-	-
Cash surrender value of life insurance policies	21,182	21,182	21,182	-	-
Derivative financial instruments	4	4	-	4	-
Financial Liabilities
Demand (non-interest-bearing)	$310,769	$310,769	$-	$310,769	$-
Demand (interest-bearing)	218,869	218,869	-	218,869	-
Money market	278,146	278,146	-	278,146	-
Savings and other	189,776	189,776	-	189,776	-
Certificates of deposit	131,514	132,875	-	132,875	-
Deposits	1,129,074	1,130,435	-	1,130,435	-
Repurchase agreements	7,116	7,116	-	7,116	-
FHLBB advances	12,639	12,786	-	12,786	-
Subordinated debt	9,883	10,027	-	10,027	-
Note payable	208	212	-	212	-
Finance lease liability	1,673	1,920	-	-	1,920
Accrued interest payable	43	43	43	-	-

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in other assets and other liabilities. During the three months ended March 31, 2021, Salisbury issued new subordinated debt, and during the three months ended June 30, 2021 paid off its previously issued subordinated debt in its entirety. Salisbury categorized its new subordinated debt within level 2 of the fair value hierarchy.

NOTE 14 - SUBSEQUENT EVENTS

On October 1, 2021, the bank entered into a lease agreement for a new branch in Poughkeepsie, New York. The lease is for an initial period of 10 years with two ten-year optional renewal periods.

On October 20, 2021 the Board of Directors declared a dividend of $0.31 per common share payable on November 26, 2021 to shareholders of record as of November 12, 2021.

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

BUSINESS

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury's common stock is traded on the NASDAQ Capital Market under the symbol "SAL". Salisbury's principal business consists of its operation and control of the business of the Bank.

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

FINANCIAL CONDITION

Securities and Short Term Funds

During the first nine months of 2021, securities available-for-sale increased $77.2 million to $175.6 million at September 30, 2021. Cash and cash equivalents (non-time interest-bearing deposits with other banks and interest-bearing demand deposits with other banks) increased $73.1 million to $166.3 million at September 30, 2021. The increase in cash and cash equivalents was driven by growth in customer deposits during the nine-month period ended September 30, 2021. Salisbury actively invested a portion of these additional funds into higher yielding securities to enhance net interest margin and earnings.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at September 30, 2021.

Loans

Net loans receivable increased $29.8 million, or 2.9%, to $1.057 billion at September 30, 2021, compared with $1.028 billion at December 31, 2020. PPP loan balances declined from $86.6 million at December 31, 2020 to $40.7 million at September 30, 2021 due to the forgiveness of PPP loans by the SBA. Excluding PPP loans, net loans receivable increased approximately $75.7 million, or 8.0%, compared with December 31, 2020. The increase reflected broad-based growth across Salisbury's loan portfolio. For the nine months ended September 30, 2021, commercial real estate loan balances increased $19.4 million, or 5.7%, and commercial and industrial loan balances, excluding PPP loans, increased $27.0 million, or 19.2%. Additionally, residential loans receivable increased $28.8 million, or 6.8%, from year end 2020, reflecting continued high demand for homes in less densely populated areas as a result of COVID-19. The allowance for loan losses of $13.2 million at September 30, 2021 declined by $0.6 million from December 2020 due to the improvement in the business environment and the lifting of COVID-19 restrictions in Salisbury's market.

Salisbury continued to experience significant residential mortgage activity both as purchasers relocated from the New York metropolitan area to less populated communities in response to COVID-19, and as a result of the attractive mortgage interest rate environment, which precipitated refinance activity. During the third quarter 2021, Salisbury originated $46.3 million of residential mortgage loans, including refinance activity, compared to $45.5 million of loans during third quarter 2020. For the nine-month period ended September 30, 2021, Salisbury originated $136.1 million of residential mortgage loans, including refinance activity, compared with $106.6 million of loans during the comparable period of 2020. During the third quarter 2021, Salisbury sold approximately $1.8 million of residential mortgage loans to FHLB Boston compared with $26.6 million in third quarter 2020. For the nine-month period ended September 30, 2021 and September 30, 2020, Salisbury sold approximately $29.7 million and $44.4 million of residential mortgage loans, respectively, to FHLB Boston.

Asset Quality

During the first nine months of 2021, non-performing assets decreased $0.6 million to $5.0 million, which primarily reflected a decrease in non-performing real estate secured loans. During the first nine months of 2021, total impaired and potential problem loans increased by $15.6 million to $45.7 million, or 4.27% of gross loans receivable at September 30, 2021, from $30.1 million, or 2.89% of gross loans receivable at December 31, 2020. The increase primarily reflected loans in the hospitality and entertainment and recreation industries which were deemed by management to be a higher risk of default due to COVID-19.

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

On March 22, 2020, the federal banking agencies issued an "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus".  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus.  The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings ("TDRs").  CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Bank has applied this guidance and implemented a loan payment deferral program which allowed residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. In certain instances, management granted additional loan payment deferrals to borrowers in industries severely impacted by COVID-19, such as hospitality and entertainment and recreation.

As of September 30, 2021, two existing commercial loans with an aggregate balance of $3.1 million to borrowers in the hospitality industry were granted payment deferrals. Both borrowers are expected to resume regular payments in fourth quarter 2021. The loan balance for which payments were deferred represented approximately 0.3% of Salisbury's gross loan balance at September 30, 2021, excluding loans granted under the SBA's Paycheck Protection Program. At September 30, 2021, both loans were deferring principal and interest. There were no outstanding deferrals related to residential and consumer loans as of September 30, 2021. The Bank will continue to accrue interest on such deferred payments, which will be added to a borrower's final payment. Salisbury evaluated each borrower's request for loan payment deferrals on a case-by-case basis. Salisbury also reviewed the credit characteristics and internal risk rating assigned to each borrower that was granted a deferral. This review considered several factors, which included an assessment of COVID-19's impact on the operations of the business, other sources of liquidity available to a borrower for loan payments, the borrower's cooperation, the value of collateral and the number of payment deferrals granted to that borrower. Salisbury also considered a borrower's ability to make partial payments, which represent a subset or combination of principal, interest and mortgage taxes.

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

On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. Certain provisions of the CARES Act were modified and extended by the Act. One of the features of the Act was the provision of $284 billion in additional funding for the PPP program, including a Second draw Paycheck Protection Program for qualifying businesses for which there was a quarterly revenue reduction of at least 25% compared to the same quarter in 2019. In 2021, Salisbury processed 472 customer PPP applications for loans of approximately $48 million, which the Bank funded through deposits. As of September 30, 2021, approximately $97.0 million of the PPP loans Salisbury originated in 2020 and $10.4 million of the loans originated in 2021 were forgiven by the SBA. Salisbury had gross PPP loans of $40.7 million on its consolidated balance sheet at September 30, 2021 compared with $86.6 million at December 31, 2020.

Past Due Loans

Loans past due 30 days or more decreased $7.0 million for the nine months ended September 30, 2021 to $2.9 million, or 0.27% of gross loans receivable compared with $9.9 million, or 0.95% of gross loans receivable at December 31, 2020.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Past due 30-59 days	$708	$5,263
Past due 60-89 days	201	1,575
Past due 90-179 days	-	1
Past due 180 days and over	10	11
Accruing loans	919	6,850
Past due 30-59 days	222	480
Past due 60-89 days	14	179
Past due 90-179 days	442	768
Past due 180 days and over	1,276	1,665
Non-accrual loans	1,954	3,092
Total loans past due 30 days or greater	$2,873	$9,942

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans, excluding troubled debt restructured loans	$3,429	$4,091
Non-accrual troubled debt restructured loans	1,561	1,545
Accruing troubled debt restructured loans	3,953	6,273
Total impaired loans	$8,943	$11,909

Non-Performing Assets

Non-performing assets decreased $0.6 million to $5.0 million, or 0.34% of assets for the nine months ended September 30, 2021, from $5.6 million, or 0.44% of assets at December 31, 2020. The 11.5% decrease in non-performing assets in the first nine months 2021 resulted primarily from loan sales of $0.3 million and loan pay-offs of $0.8 million, which were partially offset by $0.5 million of loans placed on non-accrual.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Residential 1-4 family	$1,235	$1,508
Residential 5+ multifamily	861	861
Home equity lines of credit	86	154
Commercial	1,954	2,544
Farm land	576	158
Vacant land	35	37
Real estate secured	4,747	5,262
Commercial and industrial	243	374
Consumer	-	-
Non-accrual loans	4,990	5,636
Accruing loans past due 90 days and over	11	12
Non-performing loans	5,001	5,648
Foreclosed assets	-	-
Non-performing assets	$5,001	$5,648

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Current	$3,036	$2,545
Past due 30-59 days	222	480
Past due 60-89 days	14	179
Past due 90-179 days	442	769
Past due 180 days and over	1,287	1,675
Total non-performing loans	$5,001	$5,648

At September 30, 2021, 60.71% of non-performing loans were current with respect to loan payments, compared with 45.06% at December 31, 2020.

Total Outstanding Troubled Debt Restructured Loans

Total outstanding troubled debt restructured loans decreased $2.3 million during first nine months of 2021 to $5.5 million, or 0.52% of gross loans receivable at September 30, 2021, compared to $7.8 million, or 0.75% of gross loans receivable at December 31, 2020. The reduction in loan balance from year end 2020 primarily reflected loan payoffs of $1.0 million, loan sales of $0.6 million, refinanced loans of $0.4 million and other net activity of $0.3 million.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Residential 1-4 family	$1,845	$2,798
Residential 5+ multifamily	93	103
Personal	18	26
Vacant land	-	130
Commercial	1,919	3,105
Real estate secured	3,875	6,162
Commercial and industrial	78	111
Accruing troubled debt restructured loans	3,953	6,273
Residential 1-4 family	427	378
Residential 5+ multifamily	861	861
Vacant land	35	37
Commercial	238	269
Real estate secured	1,561	1,545
Commercial and Industrial	-	-
Non-accrual troubled debt restructured loans	1,561	1,545
Troubled debt restructured loans	$5,514	$7,818

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Current	$3,915	$5,737
Past due 30-59 days	38	536
Past due 60-89 days	-	-
Accruing troubled debt restructured loans	3,953	6,273
Current	590	237
Past due 30-59 days	35	-
Past due 90-179 days	-	178
Past due 180 days and over	936	1,130
Non-accrual troubled debt restructured loans	1,561	1,545
Total troubled debt restructured loans	$5,514	$7,818

At September 30, 2021, 81.70% of troubled debt restructured loans were current with respect to loan payments, as compared with 76.41% at December 31, 2020.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $18.6 million during the first nine months of 2021 to $36.8 million, or 3.44% of gross loans receivable at September 30, 2021, compared with $18.2 million, or 1.75% of gross loans receivable at December 31, 2020. The increase primarily reflected internal credit risk rating downgrades on $18.4 million of commercial loans and $1.7 million of commercial and industrial loans to businesses primarily in the hospitality, health care and entertainment and recreation industries due to concerns over the impact of COVID-19. These downgrades were partly offset by internal credit risk rating upgrades on $1.4 million of farm related loans and loan payments of $0.1 million.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Residential 1-4 family	$1,688	$1,620
Residential 5+ multifamily	715	732
Home equity lines of credit	-	-
Residential real estate	2,403	2,352
Commercial	32,172	13,703
Construction of commercial	-	229
Commercial real estate	32,172	13,932
Farm land	-	1,427
Real estate secured	34,575	17,711
Commercial and industrial	2,219	486
Consumer	1	1
Total potential problem loans	$36,795	$18,198

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Current	$36,733	$17,598
Past due 30-59 days	14	40
Past due 60-89 days	48	560
Past due 90-179 days	-	-
Total potential problem loans	$36,795	$18,198

At September 30, 2021, 99.83% of potential problem loans were current with respect to loan payments, as compared with 96.70% at December 31, 2020. Management cannot predict the extent to which economic or other factors may impact such borrowers' future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Goodwill

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Due to COVID-19 and volatility in the market price of bank stocks, the Bank continues to assess whether it was more likely than not that the goodwill on its consolidated balance sheet had been impaired at September 30, 2021. At September 30, 2021, Salisbury's stock price closed at $51.02 per share compared with its book value of $46.66 per share. Bank stocks, as measured by the S&P US BMI Banks Index, increased 31.9% since year end 2020 whereas SAL increased 36.9% over the same period. Management performed a qualitative analysis that evaluated several factors including macroeconomic conditions, the Bank's financial performance and the short-term volatility in its share price. Management concluded that as of September 30, 2021 it was not more likely than not that goodwill was impaired. As a result, the Bank did not record an impairment charge for goodwill for third quarter 2021.

Deposits and Borrowings

Deposits increased $160.6 million, or 14.2%, to $1.3 billion at September 30, 2021 compared with $1.1 billion at December 31, 2020. The increase reflected the funding and forgiveness of PPP loans, customer receipts of stimulus payments from the U.S. government as well as an increase in retail and business customer balances, which were driven in part by the uncertainty surrounding COVID-19. Retail repurchase agreements increased $3.4 million during 2021 to $10.5 million at September 30, 2021, compared with $7.1 million at December 31, 2020.

The distribution of average total deposits by account type is as follows:

	September 30, 2021			December 31, 2020
(in thousands)	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
Demand deposits	$355,163	28.33%	0.00%	$294,603	27.94%	0.00%
Interest-bearing checking accounts	227,291	18.13	0.19	183,870	17.44	0.24
Regular savings accounts	217,541	17.35	0.11	175,204	16.61	0.26
Money market savings	327,861	26.15	0.17	256,402	24.31	0.45
Certificates of deposit (CD's)[1]	125,768	10.03	0.70	144,488	13.70	1.27
Total deposits	$1,253,624	100.00%	0.17%	$1,054,567	100.00%	0.37%

1 CD's also include brokered certificates of deposits of $7.9 million at September 30, 2021 and $18.0 million at December 31, 2020.

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	September 30, 2021	December 31, 2020
Less than 1.00%	$97,426	$73,538
1.00% to 1.99%	17,902	25,589
2.00% to 2.99%	8,269	31,889
3.00% to 3.99%	498	498
Total	$124,095	$131,514

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At September 30, 2021
Interest rates (in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$79,485	$10,478	$1,911	$5,234	$97,108	78.25%
1.00% to 1.99%	8,188	4,457	3,096	2,377	18,118	14.60%
2.00% to 2.99%	2,684	1,046	4,641	-	8,371	6.75%
3.00% to 3.99%	498	-	-	-	498	0.40%
Total	$90,855	$15,981	$9,648	$7,611	$124,095	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

September 30, 2021 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$22,828	$15,518	$21,998	$16,199	$76,543

FHLBB advances decreased $3.7 million during the first nine months of 2021 to $8.9 million at September 30, 2021, compared with $12.6 million at December 31, 2020. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank's request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At September 30, 2021, $20 million of letters of credit were outstanding.

The following table sets forth certain information concerning short-term FHLBB advances:

(dollars in thousands)	September 30, 2021	December 31, 2020
Highest month-end balance during period	$-	$15,000
Ending balance	-	-
Average balance during period	-	5,956

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At September 30, 2021, Salisbury's excess borrowing capacity at FHLBB was approximately $252 million. Salisbury did not experience a significant outflow of deposits or draw downs on credit lines due to the virus. In addition, Salisbury may pledge the loans approved by the SBA under the PPP program to the Federal Reserve to collateralize borrowings. The face amount of the PPP loans will not be discounted by the Federal Reserve. The PPP loans are guaranteed by the SBA and therefore carry a 0% risk weight. As a result, the Bank's Tier 1 and Total capital ratios will not be affected by loans made under this program. Additionally, PPP loans pledged as collateral to the Federal Reserve will not be included in the Bank's Tier 1 leverage ratio. Salisbury has not pledged any PPP loans to the Federal Reserve. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury's net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury's funding sources will meet anticipated funding needs.

Operating activities for the nine-month period ended September 30, 2021 provided net cash of $15.4 million. Investing activities utilized net cash of $114.2 million principally from $29.3 million of net loan originations and principal collections, $107.8 million of purchases of securities available-for-sale, $3.5 million in purchase of Bank Owned Life Insurance (BOLI) and $1.9 million of capital expenditures, partly offset by proceeds of $24.4 million from calls, maturities and principle payments on securities available-for-sale, and $3.3 million from the sale of available-for-sale-securities. Financing activities provided net cash of $172.0 million principally due to an increase in deposit transaction accounts of $168.0 million, an increase of $24.4 million for the issuance of subordinated debt, and $3.3 million for an increase in securities sold under repurchase agreements, partially offset by $7.4 million decrease in time deposits, the redemption of $10 million of subordinated debt issued in 2015, payments of $3.8 million on amortizing FHLBB advances, and the payment of common stock dividends of $2.6 million.

At September 30, 2021, Salisbury had outstanding commitments to fund new loan originations of $40.1 million and unused lines of credit of $196.5 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2021 and 2020

OVERVIEW

Net income allocated to common stock was $3.4 million, or $1.21 per basic common share, for the third quarter ended September 30, 2021 (third quarter 2021), compared with $4.3 million, or $1.53 per basic common share, for the third quarter ended September 30, 2020 (third quarter 2020), and $4.3 million, or $1.53 per basic common share, for the second quarter ended June 30, 2021 (second quarter 2021).

Net Interest Income

Tax equivalent net interest income of $10.3 million for the third quarter 2021 increased $246 thousand, or 2.4%, versus third quarter 2020. Average total earning assets increased $185.6 million, or 15.2%, versus third quarter 2020. Average total interest bearing deposits increased $132.8 million, or 17.3%, versus third quarter 2020. The tax equivalent net interest margin for the third quarter 2021 was 2.92% compared with 3.29% for the third quarter 2020. Excluding PPP loan, the tax equivalent net interest margin for the third quarter 2021 was 2.78% compared with 3.35% for the third quarter 2020. The decline in net interest margin from third quarter 2020 primarily reflected a $118.7 million, or 151.6%, increase in average short term funds, due to higher average customer deposit balances, earning an average yield of 15 basis points, as well as a reduction of 7 basis points in average loan yields, and an increase in subordinated debt interest expense.

The following table sets forth the components of Salisbury's fully tax-equivalent ("FTE") net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Loans (a)(d)	$1,056,266	$1,049,313	$10,382	$10,485	3.90%	3.97%
Securities (c)(d)	150,841	89,220	720	606	1.91	2.72
FHLBB stock	1,743	3,440	6	34	1.38	3.96
Short term funds (b)	196,997	78,306	73	52	0.15	0.27
Total earning assets	1,405,847	1,220,279	11,181	11,177	3.15	3.64
Other assets	72,547	64,943
Total assets	$1,478,394	$1,285,222
Interest-bearing demand deposits	$227,291	$195,253	111	110	0.19	0.22
Money market accounts	327,861	258,257	140	195	0.17	0.30
Savings and other	217,541	176,963	58	69	0.11	0.15
Certificates of deposit	125,768	135,238	223	391	0.70	1.15
Total interest-bearing deposits	898,461	765,711	532	765	0.23	0.40
Repurchase agreements	14,296	12,218	5	6	0.15	0.20
Finance lease	2,685	2,928	33	35	4.98	4.80
Note payable	183	221	3	3	6.11	6.08
Subordinated debt (net of issuance costs)	24,452	9,872	233	156	3.82	6.32
FHLBB advances	9,329	44,522	30	113	1.28	0.99
Total interest-bearing liabilities	949,406	835,472	836	1,078	0.35	0.51
Demand deposits	388,557	321,392
Other liabilities	6,965	7,592
Shareholders' equity	133,466	120,766
Total liabilities & shareholders' equity	$1,478,394	$1,285,222
Net interest income			$10,345	$10,099
Spread on interest-bearing funds					2.80	3.13
Net interest margin (e)					2.92	3.29

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $180,000 and $176,000, respectively, for 2021 and 2020 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2021 and 2020.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2021 versus 2020
Change in interest due to	Volume	Rate	Net
Loans	$77	$(180)	$(103)
Securities	357	(243)	114
FHLBB stock	(11)	(17)	(28)
Short term funds	63	(42)	21
Interest-earning assets	486	(482)	4
Deposits	127	(360)	(233)
Repurchase agreements	1	(2)	(1)
Finance lease	(3)	1	(2)
Note Payable	-	-	-
Subordinated Debt	184	(107)	77
FHLBB advances	(102)	19	(83)
Interest-bearing liabilities	207	(449)	(242)
Net change in net interest income	$279	$(33)	$246

Interest Income

Tax equivalent interest income of $11.2 million for third quarter 2021 was essentially unchanged from third quarter 2020. Loan income decreased $0.1 million, or 1.0%, compared to third quarter 2020 due to a decrease in yield of 7bps, partially offset by a $6.9 million, or 0.7%, increase in average loan balances. Tax equivalent securities income increased $114 thousand, or 18.8%, compared to third quarter 2020 due to a $61.6 million, or 69.0%, increase in average balances, partially offset by an 81 basis point decline in average yield. Income on short-term funds increased $21 thousand, or 40.3%, compared with third quarter 2020 primarily due to a $118.7 million, or 1.52%, increase in average short-term funds, due to higher average customer deposit balances, partially offset by a 12 basis point decrease in the average yield.

Interest Expense

Interest expense of $0.8 million for third quarter 2021 decreased $0.2 million, or 22.4%, compared with third quarter 2020. Interest on deposit accounts decreased $0.2 million, or 30.5%, from third quarter 2020 as a result of a 17 basis points decrease in average deposit rates, partly offset by a $132.7 million, or 17.3%, increase in average balances. Interest expense on FHLBB borrowings decreased $83 thousand, or 73.4%, from third quarter 2020 primarily as a result of a decrease in the average balance of $35.1 million, or 79.0%, partly offset by an increase in the average borrowing rate of 29 basis points. Interest expense on subordinated debt increased $77 thousand, or 49.3%, from third quarter 2020 due to the issuance of $25 million of subordinated debt by Salisbury on March 31, 2021. In May 2021, Salisbury redeemed in full, the $10 million of subordinated debt issued in 2015.

Provision and Allowance for Loan Losses

A provision expense of $0.4 million was recorded for third quarter 2021, compared with $0.7 million for third quarter 2020. The provision expense for third quarter 2021 primarily reflected loan growth during the quarter as well as adjustments to certain qualitative factors due to rising residential housing prices in the Bank's market area, as a result of continued high demand, and an increase in commercial construction lending activity. Net loan (recovery) charge-offs were ($60) thousand for third quarter 2021 compared with $56 thousand for third quarter 2020. Management will continue to evaluate credit risk in the loan portfolio to ensure a commensurate level of loan loss reserves. A resurgence of the pandemic, which causes a deterioration in economic conditions and an increase in loan payment deferrals or delinquencies, may subsequently necessitate an increase in loan loss reserves.

The reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans excluding PPP loans, was 1.28% for third quarter 2021, versus 1.44% for fourth quarter 2020 and 1.38% for third quarter 2020. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 263% for third quarter of 2021, versus 244% for fourth quarter of 2020 and 278% for third quarter of 2020.

The following table details the principal categories of credit quality ratios:

Three months ended September 30,	2021	2020
Net charge-offs (recoveries) to average loans receivable, gross	(0.01%)	0.01%
Non-performing loans to loans receivable, gross	0.47	0.45
Accruing loans past due 30-89 days to loans receivable, gross	0.08	0.16
Allowance for loan losses to loans receivable, gross	1.23	1.24
Allowance for loan losses to non-performing loans	263.30	277.76
Non-performing assets to total assets	0.34	0.36

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $5.0 million or 0.47% of gross loans receivable at September 30, 2021 compared with $4.7 million, or 0.45%, at September 30, 2020. Accruing loans past due 30-89 days decreased $0.7 million to $0.9 million, or 0.08% of gross loans receivable, from $1.6 million, or 0.16% of gross loans receivable, at September 30, 2020. See "Financial Condition - Loan Credit Quality" above for further discussion and analysis.

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

In third quarter 2021, management recorded a provision expense of $0.4 million due to loan growth and adjustments to certain qualitative factors reflecting the continued increase in residential housing prices in the Bank's market area and an increase in the Bank's commercial construction loan exposure.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses. It reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Additionally, reserves are established for off balance sheet exposures.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at September 30, 2021.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Trust and wealth advisory	$1,286	$1,068	$218	20.4%
Service charges and fees	1,211	711	500	70.3
Mortgage banking activities, net	108	736	(628)	(85.3)
(Losses) gains on CRA mutual fund	(4)	-	(4)	-
Gains on securities, net	7	34	(27)	(79.4)
Bank-owned life insurance ("BOLI") income	135	719	(584)	(81.2)
Gain on sale of assets	73	-	73	-
Other	24	18	6	33.3
Total non-interest income	$2,840	$3,286	($446)	(13.6%)

Non-interest income for third quarter 2021 decreased $446 thousand versus third quarter 2020. Trust and Wealth Advisory income increased $218 thousand versus third quarter 2020 primarily reflecting higher asset management fees. Assets under administration were $973.2 million as of September 30, 2021 compared with $970.3 million at June 30, 2021 and $748.2 million as of September 30, 2020. Discretionary assets under administration of $608.2 million at September 30, 2021 decreased from $614.3 million at June 30, 2021 and increased from $515.0 million at September 30, 2020. The decrease from second quarter 2021 primarily reflected lower market valuations, whereas the increase from third quarter 2020 was primarily due to higher market valuations. Non-discretionary assets under administration of $365.0 million for third quarter 2021 increased from $356.0 million at second quarter 2021 and $233.2 million at third quarter 2020. The increase from comparative periods reflected the addition of partnership assets under administration for an existing client relationship. The trust and wealth business records only a nominal annual fee on this non-discretionary relationship.

Service charges and fees increased $500 thousand versus third quarter 2020 primarily due to higher interchange and deposit fees. During the third quarter 2020, Salisbury waived approximately $289 thousand in various deposit fees, including overdraft and ATM fees. Income from mortgage sales and servicing decreased $628 thousand from third quarter 2020 due to lower sales volume. Third quarter 2021 mortgage loan sales totaled $1.7 million versus $26.6 million for third quarter 2020. BOLI income decreased $584 thousand compared to third quarter 2020, which included a non-taxable gain of $601 thousand related to proceeds received from a BOLI policy due to the death of a covered former employee. Non-interest income for third quarter 2021 also included a pre-tax gain of $73 thousand primarily from the sale of Salisbury's operations center in Canaan, Connecticut.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Salaries	$3,361	$3,114	$247	7.9%
Employee benefits	1,322	1,061	261	24.6
Premises and equipment	1,060	1,005	55	5.5
Write-down of assets	144	-	144	100.0
Data processing	632	569	63	11.1
Professional fees	735	635	100	15.7
Collections, OREO, and loan related	120	108	12	11.1
FDIC insurance	146	123	23	18.7
Marketing and community support	256	126	130	103.2
Amortization of intangibles	61	78	(17)	(21.8)
Other	447	440	7	1.6
Total non-interest expense	$8,284	$7,259	$1,025	14.1%

Non-interest expense for third quarter 2021 increased $1.0 million versus third quarter 2020. Salaries increased $247 thousand versus third quarter 2020 reflecting higher salary and lower deferred loan origination expenses. Employee benefits expense increased $261 thousand from third quarter 2020 due to higher medical insurance costs, 401K employer match, payroll taxes and BOLI related expenses. Premises and equipment expense increased $55 thousand versus third quarter 2020 due to increased software and maintenance costs. Third quarter 2021 also included a pre-tax loss of $144 thousand on the pending sale of the building housing the Bank's branch in Poughkeepsie, New York, which is expected to close in fourth quarter 2021. Data processing expense increased $63 thousand versus third quarter 2020 mainly due to ATM fees and data processing costs partially offset by lower data communications. Professional fees increased $100 thousand versus third quarter 2020 as higher investment management fees and legal expenses were partly offset by lower consultation fees. Collections, OREO and loan related expenses increased $12 thousand versus third quarter 2020 primarily due to higher appraisal and mortgage recording costs. FDIC insurance increased $23 thousand versus third quarter 2020 on higher deposit balances. Marketing and community support costs increased $130 thousand compared to the prior year third quarter primarily due to Salisbury's ongoing web site redesign and branding initiatives.

Income Taxes

The effective income tax rates for third quarter 2021 and third quarter 2020 were 20.09% and 17.28%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Additionally, the lower tax rate in third quarter 2020 reflected the non-taxable BOLI gain of $601 thousand recorded during the quarter.

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

For the nine month periods ended September 30, 2021 and 2020

Overview

Net income allocated to common shareholders was $12.1 million, or $4.32 per basic common share, for the nine month period ended September 30, 2021 (nine month period 2021), compared with $9.0 million, or $3.22 per basic common share, for the nine month period ended September 30, 2020 (nine month period 2020).

Net Interest Income

Tax equivalent net interest income of $30.6 million for the nine month period 2021 increased $1.8 million, or 6.1%, versus the nine month period 2020. Average total earning assets increased $191.8 million, or 16.6%, versus the nine month period 2020. Average total interest bearing deposits increased $138.8 million, or 18.7%, versus the nine month period 2020. The net interest margin of 3.01% decreased 31 basis points from 3.32% for the nine month period 2020. Excluding PPP loans, the net interest margin for the nine month period ended September 30, 2021 was approximately 2.90% compared with 3.33% for the same period in 2020. The significant decline in net interest margin for the nine month period ended September 30, 2021 compared to the prior year period primarily reflected a $109.7 million, or 18.8%, increase in short term funds, due to higher average customer deposit balances, earning an average yield of 12 basis points, as well as a reduction of 17 basis points in average loan yields, and an increase in subordinated debt interest expense.

The following table sets forth the components of Salisbury's fully tax-equivalent ("FTE") net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Loans (a)(d)	$1,053,451	$1,012,070	$30,989	$31,010	3.90%	4.07%
Securities (c)(d)	130,864	88,603	2,080	1,939	2.12	2.92
FHLBB stock	1.840	3,354	26	106	1.89	4.24
Short term funds (b)	160,055	50,312	148	123	0.12	0.33
Total earning assets	1,346,210	1,154,339	33,243	33,178	3.27	3.82
Other assets	71,421	63,265
Total assets	$1,417,631	$1,217,604
Interest-bearing demand deposits	$224,479	$174,299	332	331	0.20	0.25
Money market accounts	310,908	245,581	408	994	0.18	0.54
Savings and other	209,180	170,880	173	405	0.11	0.32
Certificates of deposit	134,143	149,080	739	1,530	0.74	1.37
Total interest-bearing deposits	878,710	739,840	1,652	3,260	0.25	0.59
Repurchase agreements	11,608	7,572	13	16	0.15	0.29
Finance lease	2,753	2,988	102	106	4.95	4.74
Note payable	192	231	9	11	6.13	6.08
Subordinated debt (net of issuance costs)	21,851	9,867	767	468	4.68	6.32
FHLBB advances	10,567	45,667	96	473	1.20	1.36
Total interest-bearing liabilities	925,681	806,165	2,639	4,334	0.38	0.72
Demand deposits	355,352	286,608
Other liabilities	6,897	6,847
Shareholders' equity	129,701	117,984
Total liabilities & shareholders' equity	$1,417,631	$1,217,604
Net interest income			$30,604	$28,844
Spread on interest-bearing funds					2.89	3.11
Net interest margin (e)					3.01	3.32

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $523,000 and $514,000, respectively for 2021 and 2020 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2021 and 2020.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2021 versus 2020
Change in interest due to	Volume	Rate	Net
Loans	$1,717	$(1,738)	$(21)
Securities	1,019	(878)	141
FHLBB stock	(19)	(61)	(80)
Short term funds	243	(218)	25
Interest-earning assets	2,960	(2,895)	65
Deposits	1,160	(2,768)	(1,608)
Repurchase agreements	10	(13)	(3)
Finance lease	(10)	6	(4)
Note payable	(2)	-	(2)
Subordinated Debt	559	(260)	299
FHLBB advances	(332)	(45)	(377)
Interest-bearing liabilities	1,385	(3,080)	(1,695)
Net change in net interest income	$1,575	$185	$1,760

Interest Income

Tax equivalent interest income of $33.2 million for the nine month period 2021 was essentially unchanged compared with the nine month period 2020. Loan income decreased $21 thousand, or 0.1%, compared with the nine months of 2020 primarily due to a 17 basis point decrease in the average yield, partly offset by a $41.3 million, or 4.0%, increase in average loans. Tax equivalent securities income for the nine month period 2021 increased $141 thousand, or 7.2%, compared with the nine month period 2020, primarily due to a $42.3 million, or 47.7%, increase in average balances, partially offset by an 80 basis point decrease in average yield. Income on short-term funds for the nine month period 2021 increased $25 thousand, or 20.3%, compared with the nine months of 2020 primarily due to a $109.7 million, or 218.1%, increase in average short-term funds, due to higher average customer deposit balances, partially offset by a 21 basis point decrease in the average short-term funds yields.

Interest Expense

Interest expense of $2.6 million for the nine month period 2021 decreased $1.7 million, or 39.1%, compared with the nine month period 2020. Interest on deposit accounts decreased $1.6 million, or 49.3%, as a result of a 34 basis point decrease in average deposit rates, partly offset by a $138.9 million, or 18.8%, increase in the average balances. Interest expense on FHLBB borrowings decreased $377 thousand, or 79.7%, due to a $35.1 million, or 76.8%, decrease in average balances and a 16 basis point decrease in the average borrowing rate. Interest expense on subordinated debt for the nine month period 2021 increased $299 thousand, or 63.8%, due to an increase in the average balance, which reflected the issuance of $25 million of subordinated debt by Salisbury on March 31, 2021 and Salisbury's full redemption, in May 2021, of the $10 million of subordinated debt issued in 2015.

Provision and Allowance for Loan Losses

A net credit reserve release of $0.5 million was recorded for the nine month period ended September 30, 2021 compared to a provision of $4.2 million for the nine month period ended September 30, 2020. Net loan charge-offs were $69 thousand and $92 thousand for the respective periods. Management increased the allowance for loan losses in 2020 due to uncertainty surrounding COVID-19. In 2021, however, the business environment in Salisbury's market areas improved significantly due to the rollout out of vaccinations and the lifting of COVID-19 restrictions. In addition, the number of commercial loans, for which payments have been deferred, continued to decline. As a result of these improved conditions, management released $1.1 million of credit reserves in second quarter 2021. This release was partially offset by an increase in reserves in third quarter 2021 due to loan growth and adjustments to certain qualitative factors reflecting the continued increase in residential housing prices in the Bank's market area and an increase in commercial construction loan exposure. Management will continue to evaluate credit risk in the loan portfolio to ensure a commensurate level of loan loss reserves. A resurgence of the pandemic, which causes a deterioration in economic conditions and an increase in loan payment deferrals or delinquencies, may subsequently necessitate an increase in loan loss reserves.

Reserve coverage at September 30, 2021, as measured by the ratio of allowance for loan losses to gross loans, at 1.23%, compares with 1.24% at September 30, 2020. The decrease in the coverage ratio primarily reflected the reduction in credit reserves noted above as well as loan growth. Excluding PPP loans, the reserve coverage ratio was 1.28% at September 30, 2021 compared with 1.37% at September 30, 2020. During the first nine months of 2021, non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $0.6 million to $5.0 million. Non-performing loans represent 0.47% of gross loans receivable compared with 0.54% at December 31, 2020. During the nine months ended September 30, 2021, accruing loans past due 30-89 days decreased $5.9 million to $0.9 million or 0.08% of gross loans receivable from 0.66% at December 31, 2020. See "Financial Condition - Loan Credit Quality" for further discussion and analysis.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Trust and wealth advisory	$3,685	$3,129	$556	17.8%
Service charges and fees	3,536	2,214	1,322	59.7
Mortgage banking activities, net	912	1,182	(270)	(22.8)
(Losses) gains on CRA mutual fund	(18)	22	(40)	(181.8)
(Losses) gains on available-for-sale securities, net	(2)	216	(218)	(100.9)
BOLI income and gains	386	986	(600)	(60.9)
Gain on sale of assets	73	-	73	-
Other	81	97	(16)	16.5
Total non-interest income	$8,653	$7,846	$807	10.3%

Non-interest income for the nine month period ended September 30, 2021 increased $807 thousand versus the same period in 2020. Trust and wealth advisory revenues increased $556 thousand mainly on higher asset based fees primarily as a result of market appreciation. Service charges and fees increased $1.3 million reflecting higher deposit, interchange and loan prepayment fees. During the nine month period 2020, Salisbury waived approximately $558 thousand in various deposit fees, including overdraft and ATM fees. Income from mortgage sales and servicing decreased $270 thousand due to lower volume of mortgage loans sold to FHLB Boston. Mortgage loans sales totaled $29.7 million for the nine month period ended September 30, 2021 compared with $44.4 million for the nine month period ended September 30, 2020. The nine month periods ended September 30, 2021 and 2020 included mortgage servicing amortization of $167 thousand and $84 thousand, respectively. BOLI income and gains declined $600 thousand versus the same period in 2020. The decline primarily reflected a non-taxable gain of $601 thousand recorded in the prior year related to proceeds received by the Bank from a BOLI policy due to the death of a covered former employee. Non-interest income for nine month period ended September 30, 2021 also included a pre-tax gain of $73 thousand primarily from the sale of Salisbury's operations center in Canaan, Connecticut. Other income primarily includes rental property income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2021	2020	2021 vs. 2020
Salaries	$9,664	$8,375	$1,289	15.4%
Employee benefits	3,990	3,244	746	23.0
Premises and equipment	3,034	2,897	137	4.7
Write-down of assets	144	-	144	100.0
Data processing	1,824	1,666	158	9.5
Professional fees	2,090	2,020	70	3.5
Collections, OREO, and loan related	317	212	105	49.5
FDIC insurance	370	331	39	11.8
Marketing and community support	552	419	133	31.7
Amortization of core deposit intangible assets	198	247	(49)	(19.8)
Other	1,448	1,572	(124)	(7.9)
Non-interest expense	$23,631	$20,983	$2,648	12.6%

Non-interest expense for the nine month period ended September 30, 2021 increased $2.6 million versus the same period in 2020. Salaries increased $1.3 million primarily due to higher base salaries, incentive and production accruals as a result of higher loan originations. Benefits increased $746 thousand primarily due higher medical insurance costs, 401K employer match, payroll taxes and BOLI related expenses. Premises and equipment increased $137 thousand mainly due to higher building depreciation and facilities related expenses. The nine month period ended September 30, 2021 also included a pre-tax loss of $144 thousand on the pending sale of the building housing the Bank's branch in Poughkeepsie, New York, which is expected to close in fourth quarter 2021. Data processing increased $158 thousand mainly due to ATM fees, core data processing costs and Trust and Wealth data processing expense. The increase in professional fees of $70 thousand versus the nine month period 2020 primarily reflected higher audit and exam and investment management expenses partially offset by lower consulting expense. Collections, OREO and loan related expense increased $105 thousand primarily due to higher appraisal and mortgage recording costs. FDIC related expense increased $39 thousand compared to the same period in 2020 reflecting higher deposit balances. Marketing and community support costs increased $133 thousand compared to the same period in 2020 primarily due to Salisbury's ongoing web site redesign and branding initiatives. Amortization of intangible assets decreased $49 thousand due to the aging off of expenses related to previous acquisitions. Other expenses decreased $124 thousand primarily due to higher litigation related accruals during the nine month period ended September 30, 2020.

Income taxes

The effective income tax rates for the nine month periods ended September 30, 2021 and September 30, 2020 were 21.05% and 16.90%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury's effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets. The lower effective tax rate for the nine month period ended September 30, 2020 also reflected the non-taxable BOLI gain of $601 thousand recorded in third quarter 2020.

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

CAPITAL RESOURCES

Shareholders' Equity

Shareholders' equity was $133.5 million at September 30, 2021, up $8.8 million from December 31, 2020. Book value and tangible book value per common share were $46.66 and $41.67, respectively, compared with $43.88 and $38.78, respectively, at December 31, 2020. Contributing to the increase in shareholders' equity for year-to-date 2021 was net income of $12.3 million, and stock based compensation of $0.7 million partially offset by common stock dividends of $2.6 million and unrealized losses on securities available-for-sale, net of tax, of $1.7 million.

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

	September 30, 2021	December 31, 2020
Total Capital (to risk-weighted assets)	14.20%	13.57%
Tier 1 Capital (to risk-weighted assets)	12.95	12.31
Common Equity Tier 1 Capital (to risk-weighted assets)	12.95	12.31
Tier 1 Capital (to average assets)	9.31	8.90

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

The phase-in period for the final rules began for Salisbury and the Bank on January 1, 2015. As of September 30, 2021, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as "well-capitalized." There are no conditions or events since that notification that management believes have changed the Bank's category.

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a "Community Bank Leverage Ratio" ("CBLR") that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) ("qualifying community banking organizations") will be required to report the components of its tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that "elects to use the CBLR framework" will not be subject to other risk-based and leverage capital requirements and will be considered to have met the well-capitalized ratio requirements for purposes of the agencies' Prompt Corrective Action ("PCA") framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria, but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed "well capitalized" for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period( including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule became effective on January 1, 2020. The Bank would qualify for the CBLR methodology and would also be considered to be "well capitalized" if it elected to utilize such methodology.

On April 6, 2020, the regulators announced that the CBLR will be modified so that: (1) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (2) community banks will have until January 1, 2022 before the CBLR requirement is re-established at greater than 9%. Under the interim final rules, the CBLR was reduced to 8% beginning in the second quarter 2020 and for the remainder of the calendar year, 8.5% for calendar year 2021 and 9% thereafter. The Bank is currently evaluating the benefits of transitioning to this simplified methodology for assessing capital adequacy.

Share Repurchases

On March 24, 2021 Salisbury announced that its Board of Directors has adopted a share repurchase program. The share repurchase program provides for the potential repurchase of Salisbury's common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury's common stock from time to time over the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares within the allowable period. During the third quarter 2021, Salisbury did not repurchase any its outstanding common stock pursuant to this program.

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

Dividends

Salisbury paid $2.6 million in common stock dividends during the nine month period ended September 30, 2021.

On October 20, 2021, the Board of Directors of Salisbury declared a common stock dividend of $0.31 per common share payable on November 26, 2021 to shareholders of record on November 12, 2021. Common stock dividends, when declared, are generally paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury's and the Bank's business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations; and
(f)	the effect of the COVID-19 pandemic on Salisbury, the communities served by the Bank, the jurisdictions in which Salisbury operates, and the United States, related to the economy and overall financial stability;
(g)	government and regulatory responses to the COVID-19 pandemic; and
(h)	other risks identified from time to time in Salisbury's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury's and the Bank's financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury's financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management's September 30, 2021 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2021, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates - immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates - immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates - the yield curve is assumed to rise throughout 2022 and 2023 with the treasury yield curve ultimately ending up higher as of September 30, 2023. The two year, five year and 10 year treasury as of September 30, 2023 are ultimately 1.44%, 1.70% and 1.51% higher than actual rates as of September 30, 2021 with three Fed Funds rate increases assumed from the second half of 2022 through September 30, 2023. The yield curve is positively sloping over the time period. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2021, net interest income simulations indicated that Salisbury's exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury's financial instruments as of September 30, 2021.

As of September 30, 2021	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	4.40%	14.6%
Immediately falling interest rates - 100bp (static growth assumptions)	(4.70)	(9.70)
Immediately rising interest rates + 400bp (static growth assumptions)	3.70	16.50

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2021 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(641)	$(1,237)
U.S. Government agency notes	(1,092)	(2,139)
Municipal bonds	(1,977)	(4,065)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(2,651)	(5,447)
Collateralized mortgage obligations
U.S. Government agencies	(563)	(1,336)
Corporate bonds	(325)	(622)
Total available-for-sale debt securities	$(7,249)	$(14,846)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury's disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2021.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury's internal control over financial reporting occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, Salisbury's internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS
Exhibit No.	Description
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant's 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant's Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1of Registrant's Form 8-K filed March 31, 2021).
10.1	Salisbury Bank and Trust Company Split Dollar Life Insurance Agreement with Richard Cantele, effective as of September 1, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed September 2, 2021).
10.2	Salisbury Bank and Trust Company Split Dollar Life Insurance Agreement with John Davies, effective as of September 1, 2021 (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed September 2, 2021).
10.2	Salisbury Bank and Trust Company Split Dollar Life Insurance Agreement with Peter Albero, effective as of September 1, 2021 (incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed September 2, 2021).
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

November 5, 2021	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 5, 2021	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

