Form 10-K
period 2021-12-31
SALISBURY BANCORP, INC.
filed 2022-03-11
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021 was $130.8 million based on the closing sales price of $50.80 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2022, was 2,876,047.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 18, 2022, which will be filed within 120 days of fiscal year ended December 31, 2021, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2021

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

Development of Business

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

Description of Business

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

The majority of the Bank’s loans as of December 31, 2021, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters.

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

Borrowings

The Bank is a member of the FHLBB, which provides credit facilities for regulated, federally insured depository institutions and certain other home financing institutions. Members of the FHLBB are required to own capital stock in the FHLBB and are authorized to apply for advances on the security of their FHLBB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLBB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLBB advances may be utilized as a source of funding to meet liquidity and planning needs when the cost of these funds is favorable as compared to deposits or alternate funding sources. During 2021, Salisbury issued $25 million of subordinated debentures and redeemed in-full $10 million of subordinated debt issued in 2015; See “Deposits and Borrowings” in Item 7.

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

Human Capital Resources

Diversity, Equity and Inclusion (“DEI”)

Salisbury understands that our human capital is the most valuable asset we have and we are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. During 2021, the Bank developed a DEI Plan and Policy to cultivate and implement strategies to nurture a culture where talented and committed individuals can thrive. We established a DEI Council comprised of a cross section of employees and senior level management whose responsibilities include, but are not limited to, creating opportunities for employees to meaningfully engage with leadership; providing feedback and insight to executive management in support of current and future workforce needs; review of policies, procedures and processes that may impact DEI efforts; engagement with the communities we serve to promote a greater understanding and respect for diversity; and maintaining a work environment which embraces a variety of employee characteristics. All employees and directors are required to complete annual diversity awareness training. The Board of Directors is committed to diversity at the Board level and currently meets the diversity standards of NASDAQ.

Talent

Salisbury has been successful in attracting, developing and retaining qualified and competent staff. Our longest tenured employee retired in 2021 after 43 years with the Bank and our CEO has been with the Bank for 41 years. There are many factors that contribute to this success, including internships, tuition reimbursement, career pathing and customized development plans, a variety of training and professional development opportunities, internal job postings, transfer and promotion opportunities, and a comprehensive Leadership Development Program instituted in 2019. Our workforce turnover rates have historically been lower than our compensation peer group average.

Employee Compensation and Benefits

The bank maintains a comprehensive employee benefit program providing, among other benefits, group medical, dental, and vision insurance, life insurance, disability insurance, a 401k plan, an employee stock ownership plan (“ESOP”), short and long-term incentive programs, paid time off including vacation days, personal days, and paid holidays, and employee recognition programs. The Compensation Committee reviews employee compensation and benefits against our compensation peer group annually.

Workplace Health and Safety

The COVID-19 pandemic presented ongoing challenges during 2021. The safety of our employees, customers and communities continues to be our top priority. Utilizing our Pandemic Planning Policy and Program, we have implemented proper protocols for safety and business continuity. During the pandemic, we maintained safe operations and approximately 50% of our staff are able to work remotely without disruption to our business. We continued to serve customers through our branch lobbies, drive-ups, ATMs, bank-by-appointment, and through the use of our mobile app and online banking services. Since the start of the pandemic, no employees have been furloughed or laid off, and no employee compensation was reduced. We have a Safety Committee comprised of employee representatives and senior managers who conduct routine safety inspections, provide safety training, and promote safe operations. We are proud of our historically low incident rate.

Culture Initiatives

Our culture is extremely important to us and we seek to attract qualified individuals whose core values are aligned with that of the organization. During 2021, we conducted an employee engagement survey with an astounding 93% participation rate and an overall engagement index of 80%. Our staff value the people they work with, the flexible work arrangements, advancement opportunities and benefits. It also identified an opportunity to strengthen multi-directional communication and continue to demonstrate value, recognition and accountability. Our staff remain actively engaged in volunteer activities through bank-sponsored events as well as a variety of community non-profits focused on education, economic development, the arts, and health and human services. They volunteered more than 4,600 hours at close to 100 local organizations. Additionally, the bank provided monetary support to more than 140 non-profits during 2021 and collected nearly 2,900 non-perishable food and household items that were donated directly to local community food pantries.

Succession Planning

The Bank has a robust succession planning process which includes detailed CEO, Board Chair, and Key Employee succession plans. The plans are updated regularly and are reviewed by senior management and the Board of Directors annually.

Pay Equity

Fair and equitable salary administration is predicated on having accurate salary ranges that reflect the relevant labor market. A comprehensive market analysis is conducted and reviewed annually to ensure that our pay is in line with that of our compensation peer group. In an effort to be transparent and educate our employees, they each receive a detailed report of their compensation and benefits annually which outlines their total compensation. The bank complies with Connecticut’s requirements for employers to disclose the wage range for vacant positions to both job applicants and existing employees.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section. As of December 31, 2021, the Bank met its capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank’s current annual assessment rate is approximately 4.63 basis points of average total assets less average tangible equity. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the DIF based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the DIF during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

Paycheck Protection Program. Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Bank has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” The PPP commenced again on January 15, 2021 and was available to qualified borrowers through May 8, 2021. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

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

In accordance with such guidance, the Bank implemented a loan payment deferral program which allowed residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Management could also renew the deferral or extend the deferral period if a borrower demonstrated financial hardship as a result of the COVID-19 pandemic. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis. See Note 3 to the consolidated financial statements for further information on non-TDR loans.

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program to implement certain of these recommendations. The Bank did not participate in this program.

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

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2021, the Bank had FHLBB stock of $1.4 million, outstanding FHLBB advances and letters of credit of $7.7 million and $20.0 million, respectively.

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Subpart 229.1400 of Regulation S-K is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential	22-23, 28-37
II.	Investment in Debt Securities	28, 54-56
III.	Loan Portfolio	29-33, 57-64
IV.	Allowance for Credit Losses	24-25, 57-64
V.	Deposits	33-34-32, 67

Item 1A.	RISK FACTORS

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

However, changes in interest rates still may have an adverse effect on Salisbury’s profitability. For example, high interest rates could also affect the volume of loans that Salisbury originates, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower rate, to accounts with a higher rate, or experience customer attrition due to competitor pricing or disintermediation. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If Salisbury is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then Salisbury’s net interest margin would likely decline.

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

Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2021, Salisbury had $13.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

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

Salisbury may be adversely impacted by the discontinuance of LIBOR as a short-term interest rate utilized for certain financing agreements.

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

To support customers, businesses, and communities, the Bank has participated as a lender in the PPP. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. As of December 31, 2020, the Bank had approximately $85 million of PPP loans on its balance sheet. The PPP restarted again on January 15, 2021 and was available to qualified buyers through May 8, 2021. As of December 31, 2021, the Bank had approximately $26 million of PPP loans on its balance sheet. The Bank’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes Salisbury to certain credit, compliance, and other risks.

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

The COVID-19 pandemic (hereafter referred to as “COVID-19”, “pandemic” or “virus”) has had a substantial adverse impact in the United States, including threats to public health, increased volatility in markets, and significant effects on national and local economies. The ultimate effect of the virus on Salisbury’s and the Bank’s business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with certainty.  Salisbury’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. COVID-19, or another highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of the Bank’s customers in the communities in which the Bank operates. The spread of the COVID-19 virus had an impact on Salisbury’s operations during fiscal years 2020 and 2021, and Salisbury expects that the virus will continue to have an impact on the business, financial condition, and results of operations of Salisbury, as well as on its customers, during fiscal year 2022. The COVID-19 pandemic has caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to the Bank’s operations is likely to negatively impact Salisbury’s financial condition and results of operations. Notwithstanding Salisbury’s contingency plans and other safeguards against pandemics or other contagious diseases, the spread of COVID-19 could also negatively impact the availability of the Bank’s personnel who are necessary to conduct business operations, as well as potentially impact the business and operations of Salisbury’s third-party service providers who perform critical services for Salisbury. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, Salisbury could experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on Salisbury’s intangible assets, investments, loans, loan servicing rights, or deferred tax assets.

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

Salisbury may be adversely affected by legislation enacted by the Biden administration.

Legislation enacted by the Biden administration may have an adverse impact on the conduct and profitability of businesses, including companies like Salisbury and the Bank through increased regulation and taxes.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Salisbury does not directly own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through an additional thirteen full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, New Paltz, Poughkeepsie, and Red Oaks Mill, New York. The Bank owns its main office and eight of its branch offices, and currently leases six branch offices.

In July 2021, the Bank completed the sale of its Operations Center in Canaan, CT and the Bank also executed a purchase and sale agreement to sell its office building in Poughkeepsie, New York. Salisbury has relocated its Poughkeepsie, New York branch to leased space nearby. The sale of the Poughkeepsie, New York building was completed in January 2022. The Bank recognized the lease for the new space on its balance sheet as of December 31, 2021. For additional information, see Note 8, “Bank Premises and Equipment,” and Note 4 “Leases” to the Consolidated Financial Statements.

The following table includes all property owned or leased by the Bank, but does not include Other Real Estate Owned.

Offices	Location	Owned/Leased	Lease expiration
Lakeville Office	5 Bissell Street, Lakeville, CT	Owned	—
Administrative Office	19 Bissell Street, Lakeville, CT	Owned	—
Operations Center	33 Bissell Street, Lakeville, CT	Owned	—
Salisbury Office	18 Main Street, Salisbury, CT	Owned	—
Sharon Office	5 Gay Street, Sharon, CT	Owned	—
Canaan Office	100 Main Street, Canaan, CT	Owned	—
South Egremont Office	51 Main Street, South Egremont, MA	Leased	9/9/23
Sheffield Office	640 North Main Street, Sheffield, MA	Owned	—
Gt. Barrington Office	210 Main Street, Gt. Barrington, MA	Leased	4/30/29
Millerton Office	87 Main Street, Millerton, NY	Owned	—
Poughkeepsie Office	40 Garden Street, Poughkeepsie, NY	Leased	1/7/32
Fishkill Office	701 Route 9, Fishkill, NY	Leased	9/29/29
Red Oaks Mill Office	2064 New Hackensack Road, Poughkeepsie, NY	Leased	7/31/23
Dover Plains Office	5 Dover Village Plaza, Dover Plains, NY	Leased	7/31/27
Newburgh Office	801 Auto Park Place, Newburgh, NY	Leased	12/31/26
New Paltz Office	275 Main Street, New Paltz, NY	Owned	—

Item 3.	LEGAL PROCEEDINGS

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

Holders

There were approximately 2,388 holders of record of the common stock of Salisbury as of March 1, 2022. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

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

Equity Compensation Plan Information

For the information required by this item see Note 16 – “Long Term Incentive Plans” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None. On March 24, 2021 Salisbury announced that its Board of Directors adopted a share repurchase plan. The share repurchase plan provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over the twelve (12) months following the adoption of the plan through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. Salisbury did not repurchase any of its outstanding shares in 2021.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The allowance for loan losses, which is established through a provision for loan losses charged to current earnings, is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for loan losses, the loan portfolio is segregated into pools of homogeneous loans in order to recognize differing risk characteristics among categories, and then further segregated by internal credit risk ratings. Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events and current conditions. Adjustments to historical loss information are made to incorporate necessary qualitative adjustments to address factors that are not present in historical loss rates and are otherwise unaccounted for in the quantitative process. A reserve is recorded upon origination or purchase of a loan. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations. Note 1 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis.

Climate Change

There have been significant developments in federal and state legislation and regulation and international accords regarding climate change in recent years. Given our size and the nature of our business, the direct impact and expected future direct impact of climate-related regulation is not material to us, and is not expected to be material, to our business, financial condition, or results of operations. Salisbury has not experienced any physical effects of climate change on our operations and results. We recognize that, while not material to our operations, indirect consequences of climate-related regulation may exist as a result of the impact such legislation may have on certain types of customers who engage in activity that could be deemed potentially harmful to the environment. Salisbury notes that the climate change landscape is constantly evolving and at this time, it is not possible for us to know or predict the full universe or extent that these indirect effects will have on the Company's future operations. At this time, Salisbury does not plan to have material future capital expenditures for climate-related projects. Additionally, we have not incurred material compliance costs related to climate change.

The following discussion and analysis of Salisbury's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021 and 2020

COVID-19 has placed significant health and economic pressure on the communities the Bank serves, the State of Connecticut, the United States and other countries. In response, the Bank has proactively implemented several steps such as those set forth below to support the safety and well-being of its employees and customers, which procedures continue through the date of this Report:

•	The Bank is practicing social distancing following the guidelines of the Center for Disease Control and requires many of its employees to work from home or from alternate locations. As of December 31, 2021, approximately 25% of Salisbury’s employees worked from home or alternate locations.
•	The Bank continues to leverage the drive-up windows in twelve of its fourteen branches as well as its electronic banking platform to continue to serve customers.

Salisbury will continue to monitor this pandemic as the situation continues to evolve and adjust its operating model accordingly.

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $2.5 million, or 6.4%, in 2021 over 2020. The net interest margin decreased 27 basis point to 3.01% in 2021 from 3.28% in 2020, mostly due to a 47 basis point decrease in the average yield on interest-earning assets, partly offset by a 27 basis point decrease in the average cost of interest-bearing liabilities. The net interest margin was affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. Excluding PPP loans, the tax-equivalent net margin for 2021 was 2.87% compared with 3.28% for 2020. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Loans (a)(d)	$1,059,663	$1,019,999	$922,906	$41,549	$41,267	$40,176	3.89%	4.02%	4.35%
Securities (c)(d)	144,833	89,616	96,150	2,991	2,563	2,940	2.06	2.86	3.06
FHLBB stock	1,790	3,163	3,287	37	141	227	2.09	4.45	6.91
Short term funds (b)	158,907	65,935	36,109	210	154	675	0.13	0.23	1.87
Total earning assets	1,365,193	1,178,713	1,058,452	44,787	44,125	44,018	3.26	3.73	4.16
Other assets	72,590	63,434	58,204
Total assets	$1,437,783	$1,242,147	$1,116,656
Interest-bearing demand deposits	$224,763	$183,870	$155,463	435	441	602	0.19	0.24	0.39
Money market accounts	315,469	256,402	222,090	547	1,145	2,333	0.17	0.45	1.05
Savings and other	215,300	175,204	175,011	239	464	1,517	0.11	0.26	0.87
Certificates of deposit	130,879	144,489	159,862	939	1,840	2,872	0.72	1.27	1.80
Total interest-bearing deposits	886,411	759,965	712,426	2,160	3,890	7,324	0.24	0.51	1.03
Repurchase agreements	10,679	7,986	4,913	16	20	24	0.15	0.25	0.49
Finance lease	2,739	2,965	4,010	136	141	170	4.96	4.75	4.24
Note payable	187	226	262	11	14	16	6.13	6.08	6.11
Subordinated debt (net of issuance costs)	22,511	9,870	9,847	1,000	618	624	4.44	6.26	6.34
FHLBB advances	9,938	40,093	38,303	125	605	1,143	1.24	1.49	2.98
Total interest-bearing liabilities	932,465	821,105	769,761	3,448	5,288	9,301	0.37	0.64	1.21
Demand deposits	366,926	294,588	231,221
Other liabilities	7,285	6,956	6,699
Shareholders’ equity	131,107	119,498	108,975
Total liabilities & shareholders’ equity	$1,437,783	$1,242,147	$1,116,656
Net interest income (d)				$41,339	$38,837	$34,717
Spread on interest-bearing funds							2.89	3.09	2.95
Net interest margin (e)							3.01	3.28	3.27
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $0.7 million, $0.5 million and $0.5 million, respectively for 2021, 2020 and 2019 on tax-exempt securities and loans for which income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2021 versus 2020			2020 versus 2019
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$1,624	$(1,342)	$282	$4,272	$(3,181)	$1,091
Securities	1,371	(943)	428	(193)	(184)	(377)
FHLBB stock	(45)	(59)	(104)	(6)	(80)	(86)
Short term funds	166	(110)	56	314	(835)	(521)
Interest-earning assets	3,116	(2,454)	662	4,387	(4,280)	107
Deposits	462	(2,192)	(1,730)	366	(3,800)	(3,434)
Repurchase agreements	5	(9)	(4)	11	(15)	(4)
Finance lease	(11)	6	(5)	(46)	17	(29)
Note payable	(3)	—	(3)	(2)	—	(2)
Subordinated Debt	676	(294)	382	—	(6)	(6)
FHLBB advances	(417)	(63)	(480)	32	(570)	(538)
Interest-bearing liabilities	712	(2,552)	(1,840)	361	(4,374)	(4,013)
Net change in net interest income	$2,404	$98	$2,502	$4,026	$94	$4,120

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

Interest and Dividend Income

Tax equivalent interest and dividend income of $44.8 million in 2021 increased $0.7 million, or 1.5% in 2021. Loan income increased $282 thousand, or 0.7%, to $41.5 million in 2021. The increase was primarily due to a $39.7 million, or 3.9%, increase in average loans, which was partly offset by a 13 basis point decrease in average yield.

Tax equivalent interest and dividend income from securities increased $428 thousand, or 16.7%, to $3.0 million in 2021, as a result of a $55.2 million, or 61.9%, increase in average security balances, partly offset by an 80 basis point decrease in average yield. Interest from short term funds increased $56 thousand, or 36.4%, to $210 thousand in 2021, as a result of a $93.0 million, or 141.0%, increase in average short term balances, partly offset by a 10 basis point decrease in average yield.

Interest Expense

Interest expense decreased $1.8 million, or 34.8%, to $3.4 million in 2021. Interest expense on interest bearing deposit accounts decreased $1.7 million, or 44.4%, to $2.2 million in 2021, as a result of a 27 basis point decrease in the average rate to 0.24%, partly offset by a $126.4 million, or 16.6%, increase in average interest bearing deposit balances. Interest expense on money market accounts decreased $598 thousand, or 52.2%, due to a 28 basis point decline in the average rate, partly offset by a $59.1 million, or 23.0% increase in average balances. Interest expense on savings and other accounts decreased $225 thousand, or 48.5%, due to a 15 basis point decline in the average rate, partially offset by a $40.1 million, or 22.9%, increase in average balances. Interest expense on certificates of deposits decreased $901 thousand, or 49.0%, due to 55 basis point decline in the average rate and a $13.6 million, or 9.4% decrease in average balance.

Interest expense on FHLBB advances decreased $480 thousand, or 79.3%, to $125 thousand in 2021, due to a $30.2 million, or 75.2%, decrease in average advances and a 25 basis point decrease in the average borrowing rate to 1.24%.

Interest expense on subordinated debt increased $382 thousand, or 61.8% to $1.0 million in 2021, due to a $12.6 million, or 128.1% increase in average balances, partly offset by a decrease in the average borrowing rate to 4.44%. In March 2021, Salisbury issued $25.0 million of fixed to floating rate subordinated debentures at an initial coupon rate of 3.50%. The proceeds from the issuance were used in part to fully redeem the $10 million of its outstanding subordinated debt issued in 2015 at a rate of 6.00%.

Provision and Allowance for Loan Losses

Net credit reserves of $0.7 million were released in 2021 compared with a provision for loan losses of $5.0 million for 2020. Net loan charge-offs were $72 thousand and $179 thousand, for the respective years. The net release of credit reserves in 2021 primarily reflected the transfer of loans in the discrete COVID-19 pool, which carries a higher level of reserves, back to their pre-pandemic loan pool because the borrowers were paying as agreed and the underlying businesses were substantially operating at pre-pandemic levels. The pay-off of certain commercial loans and internal risk rating changes also contributed to the release of credit reserves, which was substantially offset by loan growth and changes to qualitative factors due to continued uncertainty over the economic impact of COVID-19 and other macro-economic factors. Management will continue to monitor the impact of the virus and other macro-economic factors on its borrowers and adjust the allowance as appropriate. A resurgence of the virus that results in another economic lockdown or an economic slowdown due to rising interest rates, inflation or labor shortages may result in an increase in Salisbury’s provision and allowance for loan losses.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2021	2020	2019	2018	2017
Balance, beginning of period	$13,754	$8,895	$7,831	$6,776	$6,127
Acquisition Discount Transfer	—	—	663	—	—
Provision for loan losses	(720)	5,038	955	1,728	1,020
Charge–offs
Real estate mortgages	(91)	(70)	(461)	(558)	(733)
Commercial and industrial	(131)	(362)	(145)	(108)	(162)
Consumer	(59)	(70)	(36)	(81)	(76)
Charge-offs	(281)	(502)	(642)	(747)	(971)
Recoveries
Real estate mortgages	160	306	5	18	286
Commercial and industrial	53	2	46	27	296
Consumer	(4)	15	37	29	18
Recoveries	209	323	88	74	600
Net charge-offs	(72)	(179)	(554)	(673)	(371)
Balance, end of period	$12,962	$13,754	$8,895	$7,831	$6,776

Loans receivable, gross	$1,079,427	$1,041,864	$934,946	$915,689	$807,190
Non-performing loans	4,199	5,648	3,620	6,514	6,635
Accruing loans past due 30-89 days	1,341	6,838	2,077	2,165	3,536
Ratio of allowance for loan losses:
to loans receivable, gross	1.20%	1.32%	0.95%	0.85%	0.84%
to non-performing loans	308.68	243.50	245.72	120.21	102.13
Ratio of non-performing loans
to loans receivable, gross	0.39	0.54	0.39	0.71	0.82
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.12	0.66	0.22	0.24	0.44

The reserve coverage at December 31, 2021, as measured by the ratio of allowance for loan losses to gross loans, was 1.20%, as compared with 1.32% at December 31, 2020. Excluding loans advanced under the SBA’s Paycheck Protection Program, the ratio of the allowance to gross loans was 1.23% at December 31, 2021 compared with 1.44% at December 31, 2020. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $1.4 million to $4.2 million, or 0.39% of gross loans receivable, at December 31, 2021, down from $5.6 million or 0.54% of gross loans receivable at December 31, 2020. Accruing loans past due 30-89 days decreased from $6.8 million, or 0.66%, of gross loans receivable at December 31, 2020 to $1.3 million, or 0.12%, of gross loans receivable at December 31, 2021. See “Overview – Loan Credit Quality” below for further discussion and analysis.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Trust and wealth advisory	$4,970	$4,194	$3,995	$776	18.5%	$199	5.0%
Service charges and fees	4,822	3,072	4,028	1,750	57.0	(956)	(23.7)
Mortgage banking activities, net	1,000	1,621	423	(621)	(38.3)	1,198	283.2
(Losses) gains on CRA mutual fund	(26)	19	25	(45)	(236.8)	(6)	(24.0)
(Losses) gains on securities, net	(2)	196	263	(198)	(101.0)	(67)	(25.5)
Bank-owned life insurance (“BOLI”) income	556	495	392	61	12.3	103	26.3
Gain on bank-owned life insurance	—	601	—	(601)	(100.0)	601	n/a
Gain on sale of assets	73	—	—	73	n/a	—	n/a
Other	107	125	124	(18)	(14.4)	1	0.8
Total non-interest income	$11,500	$10,323	$9,250	$1,177	11.4%	$1,073	11.6%

Non-interest income increased $1.2 million, or 11.4%, in 2021 versus 2020. Trust and Wealth Advisory revenues increased $776 thousand mainly due to growth in asset-based fees. Service charges and fees increased $1.8 million from 2020. The increase primarily reflected higher deposit, interchange and loan prepayment fees. In addition, during the twelve month period ended December 31, 2020, Salisbury waived approximately $754 thousand in various deposit fees, including overdraft and ATM fees, to support customers affected by COVID-19. Mortgage banking activities, net decreased $621 thousand on lower sales volume. Mortgage loan sales to FHLBB totaled $34.6 million in 2021 versus $59.8 million in 2020. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $140.7 million and $134.4 million at December 31, 2021 and 2020 respectively. The twelve month periods ended December 31, 2021 and 2020 included mortgage servicing amortization of $235 thousand and $151 thousand, respectively. In 2020, the Bank recorded a non-taxable gain of $601 thousand related to proceeds received from a BOLI policy due to the death of a covered former employee. Non-interest income for the twelve-month period ended December 31, 2021 also included a pre-tax gain of $73 thousand primarily from the sale of Salisbury’s operations center in Canaan, Connecticut. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Salaries	$13,417	$11,828	$12,048	$1,589	13.4%	$(220)	(1.8%)
Employee benefits	5,023	4,533	4,384	490	10.8	149	3.4
Premises and equipment	4,114	4,019	4,016	95	2.4	3	0.1
Write-down of assets	144	—	—	144	n/a	—	n/a
Data processing	2,441	2,211	2,201	230	10.4	10	0.5
Professional fees	2,779	2,741	2,213	38	1.4	528	23.9
OREO gains, losses and write-downs, net	—	—	408	—	n/a	(408)	(100.0)
Collections, OREO, and loan related	455	323	436	132	40.9	(113)	(25.9)
FDIC insurance	541	466	261	75	16.1	205	78.5
Marketing and community support	881	573	619	308	53.8	(46)	(7.4)
Amortization of intangibles	256	321	388	(66)	(20.6)	(67)	(17.3)
Other	2,053	2,023	1,938	31	1.5	85	4.4
Non-interest expense	$32,104	$29,038	$28,912	$3,066	10.6%	$126	0.4%

Non-interest expenses increased $3.1 million, or 10.6%, in 2021 versus 2020. Salaries increased $1.6 million primarily reflecting annual merit increases and higher production and incentive accruals. Benefits increased $490 thousand compared to the same period in 2020 primarily due higher medical insurance costs, 401K accruals and payroll taxes. Premises and equipment increased $95 thousand mainly due to higher building depreciation and facilities related expenses. The twelve month period ended December 31, 2021 also included a pre-tax loss of $144 thousand on the sale of the building housing the Bank’s branch in Poughkeepsie, New York, which closed during the first quarter 2022. Data processing increased $230 thousand mainly due to higher ATM fees, core system costs and Trust and Wealth data related expenses. The increase in professional fees of $38 thousand versus the twelve month period 2020 primarily reflected higher legal, audit and exam and investment management expenses partially offset by lower consulting expense. Collections, OREO and loan related expense increased $132 thousand primarily due to higher appraisal and mortgage recording costs. FDIC related expense increased $75 thousand compared to the same period in 2020 reflecting higher deposit balances. Marketing and community support costs increased $308 thousand compared to the same period in 2020 primarily due to Salisbury’s web site redesign and branding initiatives as well as costs associated with various marketing events. Amortization of intangible assets decreased $65 thousand due to the aging off of expenses related to previous acquisitions. Other expenses increased $30 thousand and primarily reflected higher employee related expenses, postage and telephone expense.

Income Taxes

The effective income tax rates for 2021 and 2020 were 20.6% and 17.0%, respectively. Salisbury’s effective tax rate was less than the 21% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax-exempt income. For further information on income taxes, see Note 13 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2021, 2020 or 2019, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. Salisbury avails itself of this benefit through its PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Comparison of the Years Ended December 31, 2020 and 2019

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

Interest Expense

Interest expense decreased $4.0 million, or 75.9%, to $5.3 million in 2020. Interest expense on interest bearing deposit accounts decreased $3.4 million, or 46.9%, to $3.9 million in 2020, as a result of a $47.5 million, or 6.7%, increase in average interest-bearing deposits and a 52 basis point decrease in the average rate to 0.51%. Interest expense on money market accounts decreased $1.2 million, or 50.9%, due to a 60 basis point decline in the average rate partly offset by a $34.3 million, or 15.4% increase in average balance. Interest expense on savings and other accounts decreased $1.1 million, or 69.4%, due to a 61 basis point decline in the average rate. Interest expense on certificates of deposits decreased $1.0 million, or 35.9%, due to 53 basis point decline in the average rate and a $15.3 million, or 9.6% decrease in average balance. The decrease in the average certificate of deposit balance from 2019 reflected a $12.5 million decrease in average one-way buys executed through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a product offered by Promontory Interfinancial Network that enables participating financial institutions to buy or sell excess funds to other members to fund operations and to manage liquidity.

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

Overview

Assets

During 2021, Salisbury’s assets increased by $235.5 million, or 18.2%, to $1.5 billion at December 31, 2021. This increase in assets was driven by the continued robust growth in deposit balances during 2021. Salisbury actively deployed these deposits into loans and investments to generate additional interest income. Net loan growth of $39.0 million, or 3.8%, in 2021, reflected a net reduction in Paycheck Protection Program (“PPP”) loan balances of $61.0 million due to the forgiveness of said loans by the SBA. Excluding PPP loans, net loans increased by $100.0 million, or 10.6%, in 2021. Balances in the securities portfolio, which is discussed below, increased $103.7 million, or 102.6%, from December 31, 2020. At December 31, 2021, Salisbury’s tangible book value and book value per common share were $42.76 and $47.73, respectively. At December 31, 2021, the Bank’s Tier 1 leverage and total risk-based capital ratios were 9.42% and 14.08%, respectively, and the Bank was categorized as "well capitalized" according to regulatory guidelines.

Securities and Short-Term Funds

During 2021, securities increased $103.7 million to $204.7 million, while short-term funds (cash and due from banks and interest-bearing deposits with other banks) increased $82.1 million to $175.3 million. The carrying values of securities are as follows:

December 31, (dollars in thousands)	2021	2020	2019
Available-for-Sale
U.S. Treasury	$15,131	$—	$—
U.S. Government agency notes	31,604	7,851	4,644
Municipal bonds	47,822	27,617	27,193
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	74,541	36,573	29,357
Collateralized mortgage obligations:
U.S. Government agencies	20,898	17,454	25,499
Corporate bonds	12,400	8,916	5,108
CRA mutual fund	901	917	882
Non-Marketable
FHLBB stock	1,397	1,713	3,242
Total Securities	$204,694	$101,041	$95,925

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management does not consider any of its securities to be OTTI at December 31, 2021. It is possible that future loss assumptions could change necessitating Salisbury to recognize future OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity.

Accumulated other comprehensive income at December 31, 2021 included net unrealized holding gains, net of tax, of $0.9 million, which is a decrease of $2.1 million from December 31, 2020. The net decline in unrealized gains reflected the increase in market interest rates experienced in 2021 compared with 2020.

Loans

During 2021, net loans receivable increased $39.1 million, or 4%, to $1.067 billion at December 31, 2021. Excluding PPP loans, net loans increased by $100.0 million, or 10.6%, in 2021. Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2021, Salisbury originated a record $165.9 million of residential mortgage loans and $11.8 million of home equity loans for the portfolio, compared with $147.6 million and $9.0 million, respectively, in 2020. During 2021, total residential mortgage and home equity loans receivable increased $42.8 million to $468.5 million at December 31, 2021, and represented 43.4% of gross loans receivable. During 2021, Salisbury’s residential mortgage lending department also originated and sold $34.6 million of residential mortgage loans, compared with $59.8 million during 2020. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounted to $12.5 million at December 31, 2021, representing 1.2% of gross loans receivable.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients’ credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Excluding PPP loans, total commercial loans, which include commercial real estate, commercial and industrial and municipal loans, increased $51.3 million to $555.8 million at December 31, 2021, and represent 51.5% of gross loans receivable. Commercial real estate loan balances at December 31, 2021 were reduced by $10.2 million due to the pay-off of two hotel loans in fourth quarter 2021. At December 31, 2021 approximately $26 million of PPP loans remained on Salisbury’s balance sheet. These loans are reported as a separate component of “commercial and industrial” loans in the table below.

The principal categories of loans receivable and loans held-for-sale are as follows:

December 31, (in thousands)	2021	2020	2019	2018	2017
Residential 1-4 family	$373,131	$352,001	$346,299	$345,862	$317,639
Residential 5+ multifamily	52,325	37,058	35,455	36,510	18,108
Construction of residential 1-4 family	19,738	8,814	11,889	12,041	11,197
Home equity lines of credit	23,270	27,804	33,798	34,433	33,771
Residential real estate	468,464	425,677	427,441	428,846	380,715
Commercial	310,923	310,841	289,795	283,599	249,311
Construction of commercial	58,838	31,722	8,466	8,976	9,988
Commercial real estate	369,761	342,563	298,261	292,575	259,299
Farm land	2,807	3,198	3,641	4,185	4,274
Vacant land	14,182	14,079	7,893	8,322	7,883
Real estate secured	855,214	785,517	737,236	733,928	652,171
Commercial and industrial ex PPP loans	169,543	140,516	169,411	162,905	132,731
PPP loans	25,589	86,632	—	—	—
Commercial & industrial – Total	195,132	227,148	169,411	162,905	132,731
Municipal	16,534	21,512	21,914	14,344	17,494
Consumer	12,547	7,687	6,385	4,512	4,794
Loans receivable, gross	1,079,427	1,041,864	934,946	915,689	807,190
Deferred loan origination fees and costs, net	285	(372)	1,362	1,421	1,289
Allowance for loan losses	(12,962)	(13,754)	(8,895)	(7,831)	(6,776)
Loans receivable, net	$1,066,750	$1,027,738	$927,413	$909,279	$801,703
Loans receivable, net ex PPP loans	$1,041,161	$941,106	$927,413	$909,279	$801,703
Loans Held-for-sale
Residential 1-4 family	$2,684	$2,735	$332	$—	$669

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2021 (in thousands)	Within 1 year	Within 2-5 years	After 5 years	Total
Residential	$1,597	$14,463	$429,134	$445,194
Home equity lines of credit	4	455	22,811	23,270
Commercial	2,840	23,095	284,988	310,923
Construction of commercial	7,987	18,353	32,498	58,838
Land	7,544	1,228	8,217	16,989
Real estate secured	19,972	57,594	777,648	855,214
Commercial and industrial	19,842	49,652	125,638	195,132
Municipal	6,491	1,630	8,413	16,534
Consumer	650	1,545	10,352	12,547
Loans receivable, gross	$46,955	$110,421	$922,051	$1,079,427

The composition of loans receivable with either fixed, variable or adjustable interest rates is as follows:

December 31, 2021 (in thousands)	Fixed interest rates	Variable or adjustable interest rates	Total Loans
Residential	$266,932	$178,262	$445,194
Home equity lines of credit	—	23,270	23,270
Commercial	70,571	240,352	310,923
Construction of commercial	22,456	36,382	58,838
Land	9,583	7,406	16,989
Real estate secured	369,542	485,672	855,214
Commercial and industrial	118,129	77,003	195,132
Municipal	15,053	1,481	16,534
Consumer	2,837	9,710	12,547
Loans receivable, gross	$505,561	$573,866	$1,079,427
Percentage of Total	46.8%	53.2%	100.0%

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, this guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus. The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings (“TDRs”).  Section 4013 of the CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied Section 4013 guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. Borrowers may apply to the Bank for additional deferments, which will be evaluated on a case-by-case basis. As of December 31, 2021, there were no outstanding commercial, residential or consumer loan payment deferrals.

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

On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. Certain provisions of the CARES Act were modified and extended by the Act. One of the features of the Act was the provision of $284 billion in additional funding for the PPP program, including a Second draw Paycheck Protection Program for qualifying businesses for which there was a quarterly revenue reduction of at least 25% compared to the same quarter in 2019. Salisbury processed 473 PPP loans for a principal balance of approximately $48 million under this additional PPP program, which began in January 2021 and ended in May 2021. The Bank funded these loans through deposits. At December 31, 2021, Salisbury had approximately $26 million of PPP loans on its balance sheet.

Past Due Loans

Loans past due 30 days or more decreased $7.3 million during 2021 to $2.6 million, or 0.24% of gross loans receivable at December 31, 2021, compared with $9.9 million, or 0.95% of gross loans receivable at December 31, 2020. The decrease included approximately $3.0 million of loans that matured during fourth quarter 2020 and were renewed in 2021.

The components of loans past due 30 days or greater are as follows:

(in thousands)	2021	2020	2019
Past due 30-59 days	$751	$5,263	$1,351
Past due 60-89 days	590	1,575	726
Past due 90-179 days	1	1	3
Past due 180 days and over	10	11	—
Accruing loans	1,352	6,850	2,080
Past due 30-59 days	14	480	290
Past due 60-89 days	—	179	—
Past due 90-179 days	63	768	271
Past due 180 days and over	1,213	1,665	1,775
Non-accrual loans	1,290	3,092	2,336
Total loans past due 30 days and over	$2,642	$9,942	$4,416

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Non-Performing Assets

Non-performing assets decreased $1.4 million to $4.2 million at December 31, 2021, or 0.27% of assets, from $5.6 million or 0.44% of assets at December 31, 2020. The decrease from the prior year end was attributed to loan sales, loan pay-off’s and loan payments, partially offset by the classification of additional loans as non-performing.

The components of non-performing assets are as follows:

December 31, (in thousands)	2021	2020	2019	2018	2017
Residential 1-4 family	$750	$1,508	$1,551	$2,092	$2,045
Residential 5+ multifamily	861	861	861	1,000	151
Home equity lines of credit	21	154	105	411	66
Commercial	1,924	2,544	914	1,640	3,622
Farm land	432	158	186	216	250
Vacant land	—	37	—	—	—
Real estate secured	3,988	5,262	3,617	5,359	6,134
Commercial and industrial	200	374	—	360	470
Consumer	—	—	—	—	—
Non-accrual loans	4,188	5,636	3,617	5,719	6,604
Accruing loans past due 90 days and over	11	12	3	795	31
Non-performing loans	4,199	5,648	3,620	6,514	6,635
Foreclosed assets	—	—	314	1,810	719
Non-performing assets	$4,199	$5,648	$3,934	$8,324	$7,354

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2021	2020	2019
Income in accordance with original terms	$418	$297	$302
Income recognized	7	57	40
Reduction in interest income	$411	$240	$262

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2021	2020	2019
Current	$2,898	$2,545	$1,281
Past due 30-59 days	14	480	290
Past due 60-89 days	—	179	—
Past due 90-179 days	64	769	274
Past due 180 days and over	1,223	1,675	1,775
Total non-performing loans	$4,199	$5,648	$3,620

At December 31, 2021, 69.02% of non-performing loans were current with respect to loan payments, compared with 45.06% at December 31, 2020. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosure or litigation.

Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $2.8 million in 2021 to $5.0 million, or 0.46% of gross loans receivable, from $7.8 million, or 0.75% of gross loans receivable at December 31, 2020. The decrease from the prior year end was attributed to loan sales, pay-off’s, refinancing and payment activity, partially offset by the classification of an additional loan as a trouble debt restructured loan. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2021	2020	2019
Residential 1-4 family	$1,824	$2,798	$3,901
Residential 5+ multifamily	87	103	116
Home equity lines of credit	—	—	—
Personal	—	26	36
Vacant land	—	130	180
Commercial	1,622	3,105	3,419
Real estate secured	3,533	6,162	7,652
Commercial and industrial	76	111	126
Accruing troubled debt restructured loans	3,609	6,273	7,778
Residential 1-4 family	256	378	152
Residential 5+ multifamily	861	861	861
Vacant land	—	37	—
Commercial	233	269	—
Real estate secured	1,350	1,545	1,013
Commercial and Industrial	—	—	—
Non-accrual troubled debt restructured loans	1,350	1,545	1,013
Troubled debt restructured loans	$4,959	$7,818	$8,791

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2021	2020	2019
Current	$3,540	$5,737	$7,227
Past due 30-59 days	37	536	470
Past due 60-89 days	32	—	81
Accruing troubled debt restructured loans	3,609	6,273	7,778
Current	414	237	19
Past due 90-179 days	—	178	133
Past due 180 days and over	936	1,130	861
Non-accrual troubled debt restructured loans	1,350	1,545	1,013
Total troubled debt restructured loans	$4,959	$7,818	$8,791

At December 31, 2021, 79.73% of troubled debt restructured loans were current with respect to loan payments, as compared with 76.41% at December 31, 2020. As of December 31, 2021, 2020 and 2019, there were specific reserves on troubled debt restructured loans amounting to $31 thousand, $397 thousand, and $582 thousand, respectively.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans increased $6.8 million during 2021 to $25.0 million, or 2.32% of gross loans receivable at December 31, 2021, compared with $18.2 million, or 1.75% of gross loans receivable at December 31, 2020. The increase primarily reflected internal credit risk rating downgrades on commercial real estate and commercial and industrial loans to businesses in the hospitality, health care and entertainment and recreation industries due to concerns over the impact of COVID-19. The components of potential problem loans were as follows:

December 31, (in thousands)	2021	2020	2019
Residential 1-4 family	$999	$1,620	$2,109
Residential 5+ multifamily	709	732	760
Home equity lines of credit	—	—	—
Residential real estate	1,708	2,352	2,869
Commercial	20,998	13,703	3,886
Construction of commercial	—	229	241
Commercial real estate	20,998	13,932	4,127
Farm land	—	1,427	1,521
Real estate secured	22,706	17,711	8,517
Commercial and industrial	2,310	486	1,384
Consumer	—	1	2
Total potential problem loans	$25,016	$18,198	$9,903

The past due status of potential problem loans was as follows:

December 31, (in thousands)	2021	2020	2019
Current	$24,977	$17,598	$9,654
Past due 30-59 days	23	40	108
Past due 60-89 days	16	560	138
Past due 90-179 days	—	—	3
Total potential problem loans	$25,016	$18,198	$9,903

At December 31, 2021, 99.84% of potential problem loans were current with respect to loan payments, as compared with 96.70% at December 31, 2020. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $207.1 million, or 18.3%, during 2021, to $1.3 billion at December 31, 2021, compared with $1.1 billion at December 31, 2020. The increase in deposits primarily reflected the funding of PPP loans, government stimulus payments to customers and normal business activity. Retail repurchase agreements increased $4.3 million, or 60.6%, to $11.4 million at December 31, 2021, compared with $7.1 million at December 31, 2020.

The distribution of average total deposits by account type was as follows:

	December 31, 2021			December 31, 2020
(in thousands)	Average Balance	Percent	Weighted Average	Average Balance	Percent	Weighted Average
Demand deposits	$366,953	29.28%	0.00%	$294,603	27.94%	0.00%
Interest-bearing checking accounts	224,763	17.93	0.19	183,870	17.44	0.24
Regular savings accounts	215,300	17.18	0.11	175,204	16.61	0.26
Money market savings	315,469	25.17	0.17	256,402	24.31	0.45
Certificates of deposit	130,879	10.44	0.72	144,488	13.7	1.27
Total deposits	$1,253,364	100.00%	0.17%	$1,054,567	100.00%	0.37%

The classification of certificates of deposit by interest rates was as follows:

	At December 31,
Interest rates	2021	2020
Less than 1.00%	$97,099	$73,538
1.00% to 1.99%	14,919	25,589
2.00% to 2.99%	6,493	31,889
3.00%	498	498
Total	$119,009	$131,514

The distribution of certificates of deposit by interest rate and maturity was as follows:

	At December 31, 2021
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$78,733	$9,803	$2,573	$5,990	$97,099	81.59%
1.00% to 1.99%	7,340	2,627	4,119	833	14,919	12.54%
2.00% to 2.99%	785	2,710	2,998	—	6,493	5.46%
3.00% to 3.99%	498	—	—	—	498	0.42%
Total	$87,356	$15,140	$9,690	$6,823	$119,009	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100 thousand or more were as follows:

December 31, 2021 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$16,972	$14,810	$26,304	$14,637	$72,723

FHLBB advances decreased $4.9 million during 2021 to $7.7 million at December 31, 2021, compared with $12.6 million at December 31, 2020. The decrease primarily reflected maturities and principal payments on amortizing advances. Salisbury also has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts. These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding. At year end 2021 and 2020, Salisbury had $20.0 million of outstanding letters of credit with FHLBB. At December 31, 2021, Salisbury’s excess borrowing capacity at the FHLBB was $250.9 million compared with $255.5 million at December 31, 2020.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2021	2020
Highest month-end balance during period	$—	$15,000
Ending balance	—	—
Average balance during period	—	5,956

Subordinated Debentures

In March 2021, Salisbury completed the issuance of $25.0 million in aggregate principal amount of 3.25% Fixed to Floating Rate Subordinated Notes Due 2031 (the “Notes”) in a private placement transaction to various accredited investors. The Notes have a maturity date of March 31, 2031 and bear interest at an annual rate of 3.50% per annum, from and including the Closing Date to, but excluding March 31, 2026 or the earlier redemption date, payable quarterly in arrears. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, a floating per annum rate expected to be equal to the then current three-month SOFR plus 280 basis points, provided, however, that in the event three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero, payable quarterly in arrears. Interest on the Subordinated Notes will be payable on March 31, June 30, September 30 and December 31 of each year to, but excluding, March 31, 2026 or the earlier redemption date, at the rate of 3.50%, and quarterly thereafter on March 31, June 30, September 30 and December 31 of each year to, but excluding, the maturity date or earlier redemption date at the floating rate. The first interest payment was made on June 30, 2021. The notes are redeemable, without penalty, on or after March 31, 2026 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness as evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company’s payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. As a result of the Notes being within five (5) years of their maturity date, Tier 2 capital at the parent company only will decrease in an amount equal to 20.0% of the outstanding Notes per year until the Notes mature in 2031 or are earlier redeemed.

Subordinated debentures totaled $24.5 million at December 31, 2021, which includes $526 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 3.73%. In May 2021, Salisbury redeemed in-full the subordinated debt issued in 2015.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2021 include operating leases, capital leases, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 4 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2021. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2021 (in thousands)	Within	Within	Within	After
By Remaining Maturity	1 year	1-3 years	4-5 years	5 years	Total
Residential	$157	$523	$160	$15,448	$16,288
Home equity lines of credit	500	73	—	30,917	31,490
Commercial	1,417	8,237	18,008	13,882	41,544
Land	496	93	—	250	839
Real estate secured	2,570	8,926	18,168	60,497	90,161
Commercial and industrial	33,497	321	11,840	66,604	112,262
Municipal	291	—	—	250	541
Consumer	260	—	—	4,089	4,349
Unadvanced portions of loans	36,618	9,247	30,008	131,440	207,313
Commitments to originate loans	43,689	—	—	—	43,689
Standby letters of credit	2,706	128	—	1	2,835
Total	$83,013	$9,375	$30,008	$131,441	$253,837

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

Operating activities for 2021 provided net cash of $18.1 million. Investing activities utilized net cash of $153.2 million, principally from purchases of securities of $145.3 million, net loan originations and principal collections of $37.8 million, an investment of $6.0 million in BOLI and capital expenditures of $2.3 million, offset by sales, calls, and maturities of securities of $37.5 million, proceeds from sale of assets of $0.2, proceeds from the redemption of FHLBB stock of $0.3 million and other activity of $0.2 million. Financing activities provided net cash of $217.3 million, principally from a net increase in deposits of $207.1 million, net proceeds of $24.4 million from the issuance of subordinated debt, an increase of $4.3 million in securities sold under agreements to repurchase, partly offset by the redemption of $10.0 million of subordinated debt issued by Salisbury in 2015, payments of $5.0 million on FHLBB advances, common stock dividends of $3.5 million and other activity of $0.1 million.

Operating activities for 2020 provided net cash of $13.8 million. Investing activities utilized net cash of $114.0 million, principally from purchases of securities of $37.4 million, net loan originations and principal collections of $107.4 million, a $3.5 million investment in BOLI and capital expenditures of $4.4 million, offset by sales, calls, and maturities of securities of $32.5 million, BOLI proceeds of $4.0 million and proceeds from the redemption of FHLBB stock of $1.5 million. Financing activities provided net cash of $166.5 million, principally from a net deposit increase of $209.5 million and advances from FHLBB for $16.0 million, partly offset by FHLBB advances payments of $54.3 million, and common stock dividends of $3.3 million, and a decrease of $1.4 million in securities sold under agreements to repurchase.

Operating activities for 2019 provided net cash of $14.3 million. Investing activities utilized net cash of $23.4 million, principally from purchases of securities of $53.5 million, loan originations and principal collections, net of $19.2 million, a $5.8 million investment in BOLI and capital expenditures of $2.0 million, offset by sales, calls, and maturities of securities of $55.4 million. Financing activities utilized net cash of $22.5 million, principally from the maturity of FHLBB advances of $37.0 million, a net deposit decrease of $7.2 million, and common stock dividends of $3.2 million, partly offset by FHLBB advances of $20.5 million and an increase of $4.4 million in securities sold under agreements to repurchase.

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $11.8 million, or 9.5%, in 2021 to $136.6 million at December 31, 2021. Contributing to the increase in shareholders’ equity was net income of $16.5 million, restricted stock awards of $0.9 million to certain of Salisbury’s directors and employees, partially offset by common stock dividends declared of $3.5 million and a reduction of other comprehensive income of $2.1 million.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows at December 31, 2021 and 2020 under the regulatory capital rules then in effect:

	Minimum Capital Adequacy Requirement		Minimum Ratios to be Well Capitalized		Actual Bank Ratios
	2021	2020	2021	2020	2021	2020
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	14.08%	13.57%
Common Equity Tier 1 Capital	4.50	4.50	6.50	6.50	12.87	12.31
Tier 1 Capital (to risk-weighted assets)	6.00	6.00	8.00	8.00	12.87	12.31
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	9.42	8.90 [1]

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

As of December 31, 2021, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

On April 6, 2020, the regulators announced that the CBLR will be modified so that: (1) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (2) community banks will have until January 1, 2022 before the CBLR requirement is re-established at greater than 9%. Under the interim final rules, the CBLR was 8% beginning in the second quarter 2020 and for the remainder of the calendar year, 8.5% for calendar year 2021 and 9% thereafter. The Bank is currently evaluating the benefits of transitioning to this simplified methodology for assessing capital adequacy.

Share Repurchases

On March 24, 2021 Salisbury announced that its Board of Directors has adopted a share repurchase program. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over the twelve (12) months following the adoption of the plan through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. Salisbury did not repurchase any of its outstanding shares in 2021.

Dividends

During 2021 Salisbury declared and paid quarterly common stock dividends of $0.29 in first quarter, $0.30 in second quarter, and $0.31 in third and fourth quarter, respectively, totaling $3.5 million. In 2020, Salisbury declared and paid four quarterly common stock dividends of $0.29 per common share each quarter, totaling $3.2 million. In January 2022, the Board of Directors of Salisbury declared a common stock dividend of $0.32 per common share payable on February 25, 2022 to shareholders of record on February 11, 2022. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2021 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into consideration the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2021, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – the yield curve is assumed to rise throughout 2022 and 2023 with the treasury yield curve increasing until the end of December 31, 2023 and ultimately ending higher across all points of the curve than they are at December 31, 2021. The two year, five year and 10 year treasury as of December 31, 2023 are ultimately 1.54%, 1.56% and 1.76% higher than actual rates as of December 31, 2021 with three Fed Funds rate increases assumed in 2022 and an additional four rate hikes assumed in 2023. The yield curve is positively sloping over the time period. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2021, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2021.

December 31, 2021	Months 1-12	Months 13-24
Immediately rising interest rates +300bp (static growth assumptions)	5.6%	16.2%
Immediately falling interest rates -100bp (static growth assumptions)	(5.0)	(10.2)
Immediately rising interest rates +400bp (static growth assumptions)	5.3	18.5

The positive exposure to net interest income to immediately and gradually rising rates as compared to the unchanged rate scenario results from a faster projected rise in the income from earning assets versus the projected increase in the Bank’s cost of funds. The negative exposure to net interest income to immediately falling rates as compared to an unchanged rate scenario results from a greater decline in earning asset yields compared to rates paid on funding liabilities, as a result of faster prepayments on existing assets and lower reinvestment rates on future loans originated and securities purchased.

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

As of December 31, 2021 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(847)	$(1,642)
U.S. Government agency notes	(1,214)	(2,173)
Municipal bonds	(2,496)	(4,971)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(3,060)	(6,294)
Collateralized mortgage obligations
U.S. Government agencies	(786)	(1,747)
Corporate bonds	(431)	(810)
Total available-for-sale debt securities	$(8,834)	$(17,637)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	39
Consolidated Balance Sheets	42
Consolidated Statements of Income	43
Consolidated Statements of Comprehensive Income	44
Consolidated Statements of Changes in Shareholders' Equity	44
Consolidated Statements of Cash Flows	45-46
Notes to Consolidated Financial Statements	47-81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Salisbury Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Reserve Qualitative Adjustments

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for loan losses (ALL) in the amount of $13.0 million as of December 31, 2021, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date. The ALL at December 31, 2021, consists of two components: the ALL individually evaluated for impairment (specific reserves), representing $96 thousand, and the ALL collectively evaluated for impairment (general reserves), representing $12.9 million. The ALL is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. The general reserve component is based on a quantitative and qualitative analysis, whereby qualitative adjustments are applied to historical loss rates by loan segment. The development of the qualitative adjustments involves significant and subjective assumptions which require a high degree of judgment relating to: 1) the general economic and external operating environment, 2) the composition, terms and performance of the Company’s loan portfolio, 3) existing loan policies and the pace of portfolio growth, and 4) the expected impact of the disruption of the COVID-19 pandemic on the Company’s loan customers and the related impact on credit risk.

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

How the Critical Audit Matter was addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over the evaluation of the general reserve qualitative adjustments, including controls addressing:
o	Management’s review of the accuracy of data inputs used in the determination of and as the basis for the qualitative adjustments; and
o	Management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative adjustments for the general reserve.
•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the general reserve qualitative adjustments, which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors;

o	Evaluation of the reasonableness of management’s judgements related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments and the resulting allocation to the ALL. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period; and
o	Analytically evaluating the qualitative adjustments year over year for directional consistency and testing for reasonableness, including the qualitative adjustment attributed to the estimated impact of the disruption of the COVID-19 pandemic on the Company’s loan customers.

/s/ Baker Newman & Noyes LLC

Portsmouth, New Hampshire

March 11, 2022

We have served as the Company’s auditor consecutively since 2015.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except share and per share amounts)	2021	2020
ASSETS
Cash and due from banks	$6,404	$10,599
Interest bearing demand deposits with other banks	168,931	82,563
Total cash and cash equivalents	175,335	93,162
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	202,396	98,411
CRA mutual fund at fair value	901	917
Federal Home Loan Bank of Boston stock at cost	1,397	1,713
Loans held-for-sale	2,684	2,735
Loans receivable, net (allowance for loan losses: $12,962 and $13,754)	1,066,750	1,027,738
Bank premises and equipment, net	22,625	20,355
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,463 and $5,207)	418	674
Accrued interest receivable	6,260	6,373
Cash surrender value of life insurance policies	27,738	21,182
Deferred taxes	2,588	2,412
Other assets	5,527	3,423
Total Assets	$1,529,184	$1,293,660
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$416,073	$310,769
Demand (interest bearing)	233,600	218,869
Money market	330,436	278,146
Savings and other	237,075	189,776
Certificates of deposit	119,009	131,514
Total deposits	1,336,193	1,129,074
Repurchase agreements	11,430	7,116
Federal Home Loan Bank of Boston advances	7,656	12,639
Subordinated debt	24,474	9,883
Note payable	170	208
Finance lease obligations	4,107	1,673
Accrued interest and other liabilities	8,554	8,315
Total Liabilities	1,392,584	1,168,908
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,861,697 and 2,843,292
Outstanding: 2,861,697 and 2,843,292	286	284
Unearned compensation – restricted stock awards	(925)	(774)
Paid-in capital	46,374	45,264
Retained earnings	89,995	76,974
Accumulated other comprehensive income, net	870	3,004
Total Shareholders' Equity	136,600	124,752
Total Liabilities and Shareholders' Equity	$1,529,184	$1,293,660

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2021	2020	2019
Interest and dividend income
Interest and fees on loans	$41,080	$40,796	$39,742
Interest on debt securities
Taxable	2,048	1,671	2,223
Tax exempt	697	672	545
Other interest and dividends	247	295	903
Total interest and dividend income	44,072	43,434	43,413
Interest expense
Deposits	2,160	3,890	7,324
Repurchase agreements	16	20	24
Finance lease	136	141	170
Note payable	11	14	16
Subordinated debt	1,000	618	624
Federal Home Loan Bank of Boston advances	125	605	1,143
Total interest expense	3,448	5,288	9,301
Net interest and dividend income	40,624	38,146	34,112
(Release) provision for loan losses	(720)	5,038	955
Net interest and dividend income after (release) provision for loan losses	41,344	33,108	33,157
Non-interest income
Trust and wealth advisory	4,970	4,194	3,995
Service charges and fees	4,822	3,072	4,028
Mortgage banking activities, net	1,000	1,621	423
(Losses) gains on CRA mutual fund	(26)	19	25
(Losses) gains on securities, net	(2)	196	263
Bank-owned life insurance (“BOLI”) income	556	495	392
Gain on bank-owned life insurance	—	601	—
Gain on sale of assets	73	—	—
Other	107	125	124
Total non-interest income	11,500	10,323	9,250
Non-interest expense
Salaries	13,417	11,828	12,048
Employee benefits	5,023	4,533	4,384
Premises and equipment	4,114	4,019	4,016
Write-down of assets	144	—	—
Data processing	2,441	2,211	2,201
Professional fees	2,779	2,741	2,213
Collections, OREO, and loan related	455	323	844
FDIC insurance	541	466	261
Marketing and community support	881	573	619
Amortization of intangibles	256	321	388
Other	2,053	2,023	1,938
Total non-interest expense	32,104	29,038	28,912
Income before income taxes	20,740	14,393	13,495
Income tax provision	4,267	2,453	2,359
Net income	$16,473	$11,940	$11,136
Net income available to common shareholders	$16,225	$11,775	$10,976

Basic earnings per common share	$5.77	$4.21	$3.95
Diluted earnings per common share	$5.72	$4.20	$3.93
Common dividends per share	$1.21	$1.16	$1.12

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (in thousands)	2021	2020	2019
Net income	$16,473	$11,940	$11,136
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(2,701)	2,280	2,258
Reclassification of net realized loss (gains) in net income	2	(196)	(263)
Unrealized (losses) gains on securities available-for-sale	(2,699)	2,084	1,995
Income tax benefit (expense)	565	(437)	(418)
Unrealized (losses) gains on securities available-for-sale, net of tax	(2,134)	1,647	1,577
Other comprehensive (loss) income, net of tax	(2,134)	1,647	1,577
Comprehensive income	$14,339	$13,587	$12,713

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands,	Common Stock		Paid-in	Retained	Unearned compensation- restricted stock	Accumulated other comp- rehensive income	Total share-holders'
except share amounts)	Shares	Amount	capital	earnings	awards	(loss)	equity
Balances at December 31, 2018	2,806,781	$281	$43,770	$60,339	$(711)	$(220)	$103,459
Net income for year	—	—	—	11,136	—	—	11,136
Other comprehensive income, net of tax	—	—	—	—	—	1,577	1,577
Common stock dividends declared ($1.12 per share)	—	—	—	(3,155)	—	—	(3,155)
Stock options exercised	4,725	—	82	—	—	—	82
Issuance of restricted common stock	11,530	2	457	—	(459)	—	—
Forfeiture of restricted common stock	(710)	—	(31)	—	31	—	—
Issuance of directors restricted stock awards	3,600	—	142	—	(142)	—	—
Retired Common Stock	(14)	—	—	—	—	—	—
Stock based compensation-restricted stock awards	—	—	70	—	486	—	556
Balances at December 31, 2019	2,825,912	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income for year	—	—	—	11,940	—	—	11,940
Other comprehensive income, net of tax	—	—	—	—	—	1,647	1,647
Common stock dividends declared ($1.16 per share)	—	—	—	(3,286)	—	—	(3,286)
Stock options exercised	3,105	—	53	—	—	—	53
Issuance of restricted common stock	12,275	1	439	—	(440)	—	—
Forfeiture of restricted common stock	(1,200)	—	(50)	—	50	—	—
Issuance of directors restricted stock awards	3,200	—	114	—	(114)	—	—
Stock based compensation-restricted stock awards	—	—	218	—	525	—	743
Balances at December 31, 2020	2,843,292	$284	$45,264	$76,974	$(774)	$3,004	$124,752
Net income for year	—	—	—	16,473	—	—	16,473
Other comprehensive loss, net of tax	—	—	—	—	—	(2,134)	(2,134)
Common stock dividends declared ($1.21 per share)	—	—	—	(3,452)	—	—	(3,452)
Stock options exercised	1,755	1	30	—	—	—	31
Issuance of restricted common stock	13,850	1	623	—	(624)	—	—
Issuance of directors restricted stock awards	2,800	—	126	—	(126)	—	—
Stock based compensation-restricted stock awards	—	—	331	—	599	—	930
Balances at December 31, 2021	2,861,697	$286	$46,374	$89,995	$(925)	$870	$136,600

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2021	2020	2019
Operating Activities
Net income	$16,473	$11,940	$11,136
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	1,125	548	332
Bank premises and equipment	1,515	1,426	1,591
Core deposit intangible	256	321	388
Amortization of modification fees on Federal Home Loan Bank of Boston advances	22	70	232
Subordinated debt issuance costs	173	24	24
Mortgage servicing rights	235	151	51
Fair value adjustment on loans	—	—	(64)
Fair value adjustment on deposits	—	(4)	(8)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	2	(196)	(263)
Sales of loans, excluding capitalized servicing rights	(697)	(1,204)	(82)
CRA Mutual Fund	26	(19)	(25)
Other real estate owned	—	—	408
Disposals of premises and equipment	71	—	—
Gain on redemption of bank owned life insurance	—	(601)	—
(Release) provision for loan losses	(720)	5,038	955
Proceeds from loans sold	34,561	59,786	6,447
Loans originated for sale	(33,813)	(60,985)	(6,697)
(Increase) decrease in deferred loan origination fees and costs, net	(657)	1,734	59
Mortgage servicing rights originated	(314)	(534)	(61)
(Decrease) increase in mortgage servicing rights impairment reserve	(9)	9	—
Decrease (increase) in interest receivable	113	(2,958)	(267)
Deferred tax expense (benefit)	389	(1,600)	(391)
(Increase) decrease in prepaid expenses	(337)	393	(174)
Increase in cash surrender value of life insurance policies	(556)	(495)	(392)
(Increase) decrease in income tax receivable	(450)	—	137
(Decrease) increase in income tax payable	(320)	83	235
(Increase) decrease in other assets	(529)	(52)	846
Increase in accrued expenses	409	327	352
Increase (decrease) in interest payable	6	(35)	(159)
Increase (decrease) in other liabilities	144	(107)	(835)
Stock based compensation-restricted stock awards	930	743	556
Net cash provided by operating activities	18,048	13,803	14,330
Investing Activities
Redemptions (purchases) of Federal Home Loan Bank of Boston stock, net	316	1,529	1,254
Purchases of securities available-for-sale	(145,297)	(37,392)	(53,467)
Purchases of interest-bearing time deposits with financial institutions	—	—	(750)
Proceeds from sales of securities available-for-sale	3,311	15,589	41,814
Proceeds from calls of securities available-for-sale	9,500	655	75
Proceeds from maturities of securities available-for-sale	24,675	16,270	13,521
Reinvestment of CRA Mutual Fund	(10)	(16)	(21)
Loan originations and principal collections, net	(37,844)	(107,420)	(19,172)
Recoveries of loans previously charged off	209	323	88
Proceeds from sale/ disposal of premises and equipment	248	—	—
Proceeds from sales of other real estate owned	—	314	1,088
Capital expenditures	(2,314)	(4,367)	(2,055)
Purchase of bank owned life insurance	(6,000)	(3,500)	(5,750)
Death benefit proceeds received	—	3,994	—
Net cash utilized by investing activities	$(153,206)	$(114,021)	$(23,375)

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2021	2020	2019
Financing Activities
Increase in deposit transaction accounts, net	$219,624	$205,778	$26,722
(Decrease) increase in time deposits, net	(12,505)	3,794	(33,947)
(Increase) decrease in securities sold under agreements to repurchase, net	4,314	(1,414)	4,426
Short-term Federal Home Loan Bank of Boston advances, net	—	(21,000)	20,500
Long-term Federal Home Loan Bank of Boston advances	—	6,000	—
Long-term Federal Home Loan Bank of Boston repayments	—	(30,000)	(37,000)
Amortizing Federal Home Loan Bank of Boston advances	—	10,000	—
Amortizing Federal Home Loan Bank of Boston repayments	(5,005)	(3,318)	—
Issuance of Sub Debt, net of issuance costs	24,418	—	—
Repayment of Sub Debt	(10,000)	—	—
Principal payments on note payable	(38)	(38)	(34)
Decrease in finance lease obligation	(56)	(74)	(109)
Stock options exercised	31	53	82
Common stock dividends paid	(3,452)	(3,286)	(3,155)
Net cash provided by (applied to) financing activities	217,331	166,495	(22,515)
Net increase (decrease) in cash and cash equivalents	82,173	66,277	(31,560)
Cash and cash equivalents, beginning of year	93,162	26,885	58,445
Cash and cash equivalents, end of year	$175,335	$93,162	$26,885
Cash paid during year
Interest	$3,247	$5,233	$9,212
Income taxes	4,648	3,970	2,378
Non cash investing and financing activities:
New Finance Lease
Fixed Asset	2,490	—	(1,158)
Lease liability	(2,490)	—	1,254
Deferred gain applied to bank premises and equipment	—	—	(96)
Transfer of unearned credit-related discount to allowance for loan losses	—	—	663
Adoption of ASU 2016-02 - Other assets	—	—	1,552
Adoption of ASU 2016-02 - Other liabilities	—	—	(1,552)
Transfers from Fixed Assets to Other Assets	700	—	—
Extension of operating lease-other assets	—	29	—
Extension of operating lease-other liabilities	—	(29)	—

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and potential impairment of goodwill and intangibles.

Certain reclassifications have been made to the 2020 and 2019 consolidated financial statements to make them consistent with the 2021 presentation.

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

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2021. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus. The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings (“TDRs”).  Section 4013 of the CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied Section 4013 guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. As of December 31, 2021, Salisbury was not deferring payments on any commercial, residential or consumer loans.

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

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of the pandemic, a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2021.

Management’s loan risk rating assignments, loss percentages and specific reserves are subjected annually to an independent credit review by an external firm. In addition, the Bank is examined annually on a rotational basis by one of its two primary regulatory agencies, the FDIC and Connecticut Department of Banking (CTDOB). As an integral part of their examination process, the FDIC and CTDOB review the adequacy and methodology of the Bank's credit risk ratings and allowance for loan losses.

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

Management reduced these risk weights back to their pre-COVID-19 levels in first quarter 2021 because the pre-COVID risk weights currently reflect the inherent risk of loss within these risk ratings, and management began to receive more timely and transparent information to determine if a downgrade in a loan rating was deemed necessary as the economy transitioned beyond COVID-19. In second quarter 2021, approximately $56 million of loans were moved out of the discrete COVID-19 pool, which carries higher loan loss reserve rates, and back to their pre-pandemic pool and in fourth quarter 2021, all remaining loans in the COVID-19 pool were moved back to their pre-pandemic pool. These loans were deemed by management to be a lower risk of default because the level of business activity and liquidity of these businesses substantially returned to pre-pandemic levels and the borrowers were current on loan payments.

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

As of December 31, 2021, and 2020, the recorded investment in residential mortgage loans collateralized by residential real estate that were in the process of foreclosure was $0.0 million and $0.1 million, respectively.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury’s intangible assets at December 31, 2021, and 2020, include goodwill of $2.4 million arising from the purchase of a branch office in 2001, $7.2 million arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319 thousand arising from the 2007 purchase of a branch office in New York State, $2.7 million arising from the acquisition of Riverside Bank in December 2014 and $1.3 million from the purchase of an additional branch office in New York in 2017. See Note 9.

On an annual basis, management assesses intangible assets for impairment. For fiscal year 2019, this assessment was performed as of December 31, 2019. For fiscal years 2021 and 2020, however, management performed the assessment as of November 30th of each year to ensure that there was adequate time to review the results and record an impairment charge, if necessary, prior to finalizing the annual financial statements. There were no material changes in the Bank’s operating environment or financial results during the month of December 2021 that would have affected the outcome of the assessment. Based on the assessment, intangible assets were not impaired as of November 30, 2021. If a permanent loss in value was indicated, an impairment charge to income would have been recognized.

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

Advertising Expense

Advertising costs of $704 thousand and $393 thousand in 2021 and 2020, respectively, are expensed as incurred and not capitalized.

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

The Bank is currently refining various ACL assumptions and running parallel calculations on a monthly basis. Salisbury estimates that under the CECL framework, the ACL would be $12.7 million compared with the allowance for loan losses of $13.0 million reported on the consolidated balance sheet at December 31, 2021. In addition, Salisbury estimates that the ACL for unfunded commitments would be approximately $0.9 million compared with the allowance of $0.1 million recorded on its consolidated balance sheet as of December 31, 2021. Salisbury will continue to refine its ACL methodology prior to implementation of CECL on January 1, 2023. In addition, the estimated ACL and allowance for unfunded commitments under both the Incurred Loss method and CECL will be affected by various factors, which include but are not limited to, changes in the composition and balance of Salisbury’s loan portfolio and unfunded commitments, changes to internal risk ratings of borrowers, changes to the risk-profile of the loan portfolio, changes in various macro-economic indicators, the impact of COVID-19 on the business environment, and other factors.

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

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848).” In response to the risk of cessation of the London Interbank Offered Rate (LIBOR) as a reference rate, this ASU clarifies the scope of Topic 848 so that derivatives affected by this transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning interim period that includes or is subsequent to March 12, 2020 or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that the financial statements are available to be issued. The transition from LIBOR is not expected to have a material impact on Salisbury’s Consolidated Financial Statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2021
Available-for-sale
U.S. Treasury	$15,301	$12	$182	$15,131
U.S. Government Agency notes	31,623	237	256	31,604
Municipal bonds	46,469	1,557	204	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	74,703	643	805	74,541
Collateralized mortgage obligations:
U.S. Government agencies	20,948	135	185	20,898
Corporate bonds	12,250	158	8	12,400
Total securities available-for-sale	$201,294	$2,742	$1,640	$202,396
CRA mutual fund				$901
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,397	$—	$—	$1,397
(in thousands)	Amortized cost basis	Gross un- realized gains	Gross un- realized losses	Fair value
December 31, 2020
Available-for-sale
U.S. Government Agency notes	$7,735	$153	$37	$7,851
Municipal bonds	25,831	1,787	1	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	35,240	1,376	43	36,573
Collateralized mortgage obligations:
U.S. Government agencies	17,054	400	—	17,454
Corporate bonds	8,750	166	—	8,916
Total securities available-for-sale	$94,610	$3,882	$81	$98,411
CRA mutual fund				$917
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,713	$—	$—	$1,713

Sales of securities available-for-sale and gross gains and gross losses realized are as follows:

Years ended December 31, (in thousands)	2021	2020	2019
Proceeds	$3,311	$15,589	$41,814
Gains realized	56	293	371
Losses realized	(65)	(97)	(108)
Net (losses) gains realized	(9)	196	263
Income tax (benefit) provision	(2)	41	55

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Treasury	$12,155	$182	$—	$—	$12,155	$182
U.S. Government Agency notes	22,137	235	2,019	21	24,156	256
Municipal bonds	12,496	204	552	—	13,048	204
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	52,619	740	3,195	65	55,814	805
Collateralized mortgage obligations	11,554	185	—	—	11,554	185
Corporate bonds	1,742	8	—	—	1,742	8
Total temporarily impaired securities	$112,703	$1,554	$5,766	$86	$118,469	$1,640

	Less than 12 Months		12 Months or Longer		Total
December 31, 2020 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Government Agency notes	$2,553	$36	$20	$1	$2,573	$37
Municipal bonds	558	1	—	—	558	1
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	3,761	42	45	1	3,806	43
Total temporarily impaired securities	$6,872	$79	$65	$2	$6,937	$81

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

December 31, 2021 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	After 1 year but within 5 years	$1,984	$1,986	1.16%
	After 5 year but within 10 years	13,317	13,145	1.17
	Total	15,301	15,131	1.17
U.S. Government Agency notes	After 5 year but within 10 years	15,905	15,694	1.23
	Total	15,905	15,694	1.23
Municipal bonds	After 5 year but within 10 years	6,575	6,789	2.39
	After 10 years but within 15 years	18,997	19,456	2.47
	After 15 years	20,897	21,577	2.66
	Total	46,469	47,822	2.54
Mortgage-backed securities and Collateralized mortgage obligations	Securities not due at a single maturity date	111,369	111,348	1.71
	Total	111,369	111,348	1.71
Corporate bonds	After 5 years but within 10 years	11,750	11,900	4.39
	After 10 years but within 15 years	500	500	3.75
	Total	12,250	12,400	4.36
Securities available-for-sale		$201,294	$202,396	2.05%

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

The following summarizes, by security type, the basis for evaluating if the applicable debt securities were OTTI at December 31, 2021.

U.S. Treasury notes: The contractual cash flows are guaranteed by the U.S. government. Five securities had unrealized losses at December 31, 2021, which approximated 1.47% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2021.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Twenty-two securities had unrealized losses at December 31, 2021, which approximated 1.05% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2021.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Fifteen securities were in an unrealized loss position at December 31, 2021, which approximated 1.54% of its amortized cost. Management believes the unrealized loss positions are attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2021.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Sixty six securities had unrealized losses at December 31, 2021, which approximated 1.43% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2021.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Two securities had unrealized losses at December 31, 2021, which approximated 0.47% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2021.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2021. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

December 31,	2021	2020
(in thousands)	Total Loans	Total Loans
Residential 1-4 family	$373,131	$352,001
Residential 5+ multifamily	52,325	37,058
Construction of residential 1-4 family	19,738	8,814
Home equity lines of credit	23,270	27,804
Residential real estate	468,464	425,677
Commercial	310,923	310,841
Construction of commercial	58,838	31,722
Commercial real estate	369,761	342,563
Farm land	2,807	3,198
Vacant land	14,182	14,079
Real estate secured	855,214	785,517
Commercial and industrial ex PPP Loans	169,543	140,516
PPP Loans	25,589	86,632
Total Commercial and industrial	195,132	227,148
Municipal	16,534	21,512
Consumer	12,547	7,687
Loans receivable, gross	1,079,427	1,041,864
Deferred loan origination costs (fees), net	285	(372)
Allowance for loan losses	(12,962)	(13,754)
Loans receivable, net	$1,066,750	$1,027,738
Loans held-for-sale
Residential 1-4 family	$2,684	$2,735

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

At December 31, 2021 and 2020, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $77.5 million and $65.3 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges from the economic downturn caused by the COVID-19 virus pandemic (“virus”). Approximately 43% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 11% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank’s commercial loans are to educational institutions and approximately 6% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include a ski resort, bowling alleys and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 179% as of December 31, 2021 and 182% at December 31, 2020 compared to the regulatory monitoring guideline of 300%.

Salisbury’s commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors. Management is currently unable to predict the extent to which the COVID-19 pandemic may adversely affect the ability of some borrowers to make timely loan payments. As a result, the Bank may experience higher loan payment delinquencies and higher loan charge-offs, which could warrant increased provisions for loan losses.

In 2020, Salisbury processed 932 applications for loans of nearly $100 million under the SBA’s PPP program. The PPP loans are recorded at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs are amortized as an adjustment to yield over the lives of the related loans, which is predominately two years. Salisbury processed 472 applications for loans of $48 million under the SBA’s 2021 PPP program which launched in January 2021 and completed in May 2021. For the twelve months ended December 31, 2021, Salisbury recognized net interest income of $651 thousand and net origination fees of approximately $2.9 million on PPP loans compared with net interest income of $683 thousand and net origination fees of approximately $1.4 million for the twelve months ended December 31, 2020. At December 31, 2021, Salisbury had approximately $26 million of PPP loans on its balance sheet and it has approximately $0.8 million of deferred fee income that has not yet been recognized on these loans.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Residential 1-4 family	$367,225	$3,543	$2,363	$—	$—	$373,131
Residential 5+ multifamily	50,588	79	1,658	—	—	52,325
Construction of residential 1-4 family	19,738	—	—	—	—	19,738
Home equity lines of credit	23,037	212	21	—	—	23,270
Residential real estate	460,588	3,834	4,042	—	—	468,464
Commercial	271,821	16,034	23,068	—	—	310,923
Construction of commercial	58,838	—	—	—	—	58,838
Commercial real estate	330,659	16,034	23,068	—	—	369,761
Farm land	1,162	1,214	431	—	—	2,807
Vacant land	14,143	39	—	—	—	14,182
Real estate secured	806,552	21,121	27,541	—	—	855,214
Commercial and industrial	191,857	688	2,587	—	—	195,132
Municipal	16,534	—	—	—	—	16,534
Consumer	12,547	—	—	—	—	12,547
Loans receivable, gross	$1,027,490	$21,809	$30,128	$—	$—	$1,079,427

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Residential 1-4 family	$342,243	$5,615	$4,143	$—	$—	$352,001
Residential 5+ multifamily	35,272	90	1,696	—	—	37,058
Construction of residential 1-4 family	8,814	—	—	—	—	8,814
Home equity lines of credit	27,393	257	154	—	—	27,804
Residential real estate	413,722	5,962	5,993	—	—	425,677
Commercial	276,866	15,565	18,410	—	—	310,841
Construction of commercial	31,493	—	229	—	—	31,722
Commercial real estate	308,359	15,565	18,639	—	—	342,563
Farm land	1,612	—	1,586	—	—	3,198
Vacant land	13,992	50	37	—	—	14,079
Real estate secured	737,685	21,577	26,255	—	—	785,517
Commercial and industrial	224,906	1,271	632	339	—	227,148
Municipal	21,512	—	—	—	—	21,512
Consumer	7,660	—	27	—	—	7,687
Loans receivable, gross	$991,763	$22,848	$26,914	$339	$—	$1,041,864

The composition of loans receivable by delinquency status is as follows:

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2021
Residential 1-4 family	$372,620	$223	$135	$63	$90	$511	$—	$750
Residential 5+ multifamily	51,464	—	—	—	861	861	—	861
Construction of residential 1-4 family	19,668	—	70	—	—	70	—	—
Home equity lines of credit	23,000	165	98	—	7	270	—	21
Residential real estate	466,752	388	303	63	958	1,712	—	1,632
Commercial	310,331	87	251	—	254	592	—	1,924
Construction of commercial	58,838	—	—	—	—	—	—	—
Commercial real estate	369,169	87	251	—	254	592	—	1,924
Farm land	2,807	—	—	—	—	—	—	432
Vacant land	14,182	—	—	—	—	—	—	—
Real estate secured	852,910	475	554	63	1,212	2,304	—	3,988
Commercial and industrial	194,838	250	32	1	11	294	11	200
Municipal	16,534	—	—	—	—	—	—	—
Consumer	12,503	40	4	—	—	44	—	—
Loans receivable, gross	$1,076,785	$765	$590	$64	$1,223	$2,642	$11	$4,188

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2020
Residential 1-4 family	$349,382	$1,419	$308	$673	$219	$2,619	$—	$1,508
Residential 5+ multifamily	36,197	—	—	—	861	861	—	861
Construction of residential 1-4 family	8,814	—	—	—	—	—	—	—
Home equity lines of credit	27,522	157	9	—	116	282	—	154
Residential real estate	421,915	1,576	317	673	1,196	3,762	—	2,523
Commercial	307,927	1,855	530	95	434	2,914	—	2,544
Construction of commercial	31,722	—	—	—	—	—	—	—
Commercial real estate	339,649	1,855	530	95	434	2,914	—	2,544
Farm land	2,594	154	450	—	—	604	—	158
Vacant land	14,079	—	—	—	—	—	—	37
Real estate secured	778,237	3,585	1,297	768	1,630	7,280	—	5,262
Commercial and industrial	224,496	2,148	457	1	46	2,652	12	374
Municipal	21,512	—	—	—	—	—	—	—
Consumer	7,677	10	—	—	—	10	—	—
Loans receivable, gross	$1,031,922	$5,743	$1,754	$769	$1,676	$9,942	$12	$5,636

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the years ended December 31, 2021 and 2020:

Business Activities Loans	December 31, 2021			December 31, 2020
(in thousands)	Quantity	Pre-modification balance	Post-modification balance	Quantity	Pre-modification balance	Post-modification balance
Residential real estate	1	$74	$74	1	$180	$180
Commercial real estate	—	—	—	1	133	133
Consumer	—	—	—	—	—	—
Troubled debt restructurings	1	$74	$74	2	$313	$313
Interest only payments to sell property	—	$—	$—	—	$—	$—
Rate reduction	—	—	—	—	—	—
Modification and Rate reduction	—	—	—	—	—	—
Extension of new funds to pay outstanding taxes	—	—	—	—	—	—
Modification and term extension	1	74	74	2	313	313
Troubled debt restructurings	1	$74	$74	2	$313	$313

For the twelve months ended December 2021, there was one troubled debt restructuring. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2021		For the twelve months ending December 31, 2020
	Quantity	Balance	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	1	74	1	178
Commercial real estate	—	—	—	—
Total	1	74	1	178

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

December 31, (in thousands)	2021	2020
Non-accrual loans, excluding troubled debt restructured loans	$2,838	$4,091
Non-accrual troubled debt restructured loans	1,350	1,546
Accruing troubled debt restructured loans	3,609	6,272
Total impaired loans	$7,797	$11,909
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

	Year Ended December 31, 2021					Year Ended December 31, 2020
(in thousands)	Beginning balance	Provision (release)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (release)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,646	$225	$(44)	$19	$2,846	$2,393	$255	$(11)	$9	$2,646
Residential 5+ multifamily	686	131	—	—	817	446	282	(42)	—	686
Construction of residential 1-4 family	65	121	—	—	186	75	(10)	—	—	65
Home equity lines of credit	252	(34)	(21)	1	198	197	(197)	—	252	252
Residential real estate	3,649	443	(65)	20	4,047	3,111	330	(53)	261	3,649
Commercial	6,546	(1,260)	(6)	136	5,416	3,742	2,776	(17)	45	6,546
Construction of commercial	596	447	(18)	—	1,025	104	492	—	—	596
Commercial real estate	7,142	(813)	(24)	136	6,441	3,846	3,268	(17)	45	7,142
Farm land	59	(39)	(2)	3	21	47	12	—	—	59
Vacant land	180	(86)	—	1	95	71	109	—	—	180
Real estate secured	11,030	(495)	(91)	160	10,604	7,075	3,719	(70)	306	11,030
Commercial and industrial	1,397	45	(131)	53	1,364	1,145	612	(362)	2	1,397
Municipal	43	(12)	—	—	31	46	(3)	—	—	43
Consumer	77	68	(59)	(4)	82	60	72	(70)	15	77
Unallocated	1,207	(326)	—	—	881	569	638	—	—	1,207
Totals	$13,754	$(720)	$(281)	$209	$12,962	$8,895	$5,038	$(502)	$323	$13,754

	December 31, 2019
(in thousands)	Beginning balance	Acquisition Discount Transfer	Provision (release)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,149	$10	$367	$(136)	$3	$2,393
Residential 5+ multifamily	413	—	33	—	—	446
Construction of residential 1-4 family	83	—	(8)	—	—	75
Home equity lines of credit	219	1	258	(281)	—	197
Residential real estate	2,864	11	650	(417)	3	3,111
Commercial	3,048	488	248	(44)	2	3,742
Construction of commercial	122	—	(18)	—	—	104
Commercial real estate	3,170	488	230	(44)	2	3,846
Farm land	33	—	14	—	—	47
Vacant land	100	—	(29)	—	—	71
Real estate secured	6,167	499	865	(461)	5	7,075
Commercial and industrial	1,158	164	(78)	(145)	46	1,145
Municipal	12	—	34	—	—	46
Consumer	56	—	3	(36)	37	60
Unallocated	438	—	131	—	—	569
Totals	$7,831	$663	$955	$(642)	$88	$8,895

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2021
Residential 1-4 family	$370,558	$2,845	$2,573	$1	$373,131	$2,846
Residential 5+ multifamily	51,376	817	949	—	52,325	817
Construction of residential 1-4 family	19,738	186	—	—	19,738	186
Home equity lines of credit	23,249	198	21	—	23,270	198
Residential real estate	464,921	4,046	3,543	1	468,464	4,047
Commercial	307,377	5,388	3,546	28	310,923	5,416
Construction of commercial	58,838	1,025	—	—	58,838	1,025
Commercial real estate	366,215	6,413	3,546	28	369,761	6,441
Farm land	2,375	21	432	—	2,807	21
Vacant land	14,182	95	—	—	14,182	95
Real estate secured	847,693	10,575	7,521	29	855,214	10,604
Commercial and industrial	194,856	1,297	276	67	195,132	1,364
Municipal	16,534	31	—	—	16,534	31
Consumer	12,547	82	—	—	12,547	82
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2020
Residential 1-4 family	$347,695	$2,445	$4,306	$201	$352,001	$2,646
Residential 5+ multifamily	36,094	686	964	—	37,058	686
Construction of residential 1-4 family	8,814	65	—	—	8,814	65
Home equity lines of credit	27,650	232	154	20	27,804	252
Residential real estate	420,253	3,428	5,424	221	425,677	3,649
Commercial	305,193	6,298	5,648	248	310,841	6,546
Construction of commercial	31,722	596	—	—	31,722	596
Commercial real estate	336,915	6,894	5,648	248	342,563	7,142
Farm land	3,040	59	158	—	3,198	59
Vacant land	13,912	178	167	2	14,079	180
Real estate secured	774,120	10,559	11,397	471	785,517	11,030
Commercial and industrial	226,662	1,223	486	174	227,148	1,397
Municipal	21,512	43	—	—	21,512	43
Consumer	7,661	59	26	18	7,687	77
Unallocated allowance	—	1,207	—	—	—	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

December 31, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,046,614	$10,456	$—	$—	$1,046,614	$10,456
Potential problem loans [1]	25,016	1,529	—	—	25,016	1,529
Impaired loans	—	—	7,797	96	7,797	96
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

December 31, 2020 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,011,757	$10,424	$—	$—	$1,011,757	$10,424
Potential problem loans [1]	18,198	1,460	—	—	18,198	1,460
Impaired loans	—	—	11,909	663	11,909	663
Unallocated allowance	—	1,207	—	—	—	1,207
Totals	$1,029,955	$13,091	$11,909	$663	$1,041,864	$13,754

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2021
Residential	$43	$44	$872	$1	$3	$3,480	$3,817	$3,689	$75
Home equity lines of credit	—	—	17	—	—	21	23	131	—
Residential real estate	43	44	889	1	3	3,501	3,840	3,820	75
Commercial	608	608	1,678	28	32	2,938	3,493	2,974	62
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	431	447	440	—
Vacant land	—	—	56	—	—	—	—	45	—
Real estate secured	651	652	2,623	29	35	6,870	7,780	7,279	137
Commercial and industrial	216	224	309	67	3	60	72	90	—
Consumer	—	—	6	—	—	—	—	13	—
Totals	$867	$876	$2,938	$96	$38	$6,930	$7,852	$7,382	$137

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2020
Residential	$2,971	$3,040	$3,862	$201	$72	$2,299	$2,676	$1,993	$27
Home equity lines of credit	75	75	76	20	—	79	117	103	—
Residential real estate	3,046	3,115	3,938	221	72	2,378	2,793	2,096	27
Commercial	3,058	3,117	3,325	248	132	2,590	3,203	1,139	91
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	158	319	173	—
Vacant land	37	40	39	2	—	130	145	134	9
Real estate secured	6,141	6,272	7,302	471	204	5,256	6,460	3,542	127
Commercial and industrial	416	424	482	174	4	70	283	58	2
Consumer	26	26	31	18	2	—	—	—	—
Totals	$6,583	$6,722	$7,815	$663	$210	$5,326	$6,743	$3,600	$129

NOTE 4 – LEASES

The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank’s consolidated financial statements for the years ended December 31, 2021 and 2020.

($ in thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Operating	Other assets	$1,021	$1,182
Finance	Bank premises and equipment [1]	3,791	1,402
Total Leased Assets		$4,812	$2,584
Liabilities
Operating	Accrued interest and other liabilities	$1,021	$1,182
Finance	Finance lease obligations	4,107	1,673
Total lease liabilities		$5,128	$2,855
[1] Net of accumulated depreciation of $496 thousand and $396 thousand, respectively.

Lease cost ($ in thousands)	Classification	Twelve months ended	Twelve months ended
		December 31, 2021	December 31, 2020
Operating leases	Premises and equipment	$295	$261
Finance leases:
Amortization of leased assets	Premises and equipment	101	101
Interest on finance leases	Interest expense	136	141
Total lease cost		$532	$503

Weighted Average Remaining Lease Term	December 31, 2021	December 31, 2020
Operating leases	6.9 years	7.6 years
Financing leases	23.5 years	14.2 years
Weighted Average Discount Rate [1]
Operating leases	3.61%	3.67%
Financing leases	4.97%	8.37%
[1] Salisbury uses the most appropriate FHLBB Advance rates as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of December 31, 2021.

Future minimum lease payments (in thousands)	Finance Leases	Operating Leases
2022	$293	$227
2023	296	167
2024	300	129
2025	305	136
2026	310	136
Thereafter	4,899	381
Total future minimum lease payments	6,403	1,176
Less amount representing interest	(2,296)	(155)
Total present value of net future minimum lease payments	$4,107	$1,021

NOTE 5 – ASSETS HELD FOR SALE

In January 2022, the Bank relocated its retail branch in Poughkeepsie, New York to a leased facility nearby. As part of this relocation process, the Bank entered into an agreement with a third party to sell the building that houses its Poughkeepsie, New York retail branch. The sale was completed in January 2022. As of December 31, 2021, the former branch location met the accounting guidance criteria to be classified an asset held for sale. The asset is carried at fair value. There are no liabilities held for sale associated with this location.

Following is a summary of the assets held for sale, which are recorded in other assets within the consolidated balance sheet as of December 31, 2021:

Buildings and leasehold improvements	$700,000

An impairment expense of $144 thousand was recorded in third quarter 2021 as a result of the net book value exceeding the agreed upon sale price. This impairment expense was recorded within the consolidated statement of income within non-interest expense and within disposals of premises and equipment on the consolidated statement of cash flows.

NOTE 6 - MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the consolidated balance sheets. Balances of loans serviced for others and the fair value of mortgage servicing rights are as follows:

December 31, (in thousands)	2021	2020
Residential mortgage loans serviced for others	$140,623	$134,428
Fair value of mortgage servicing rights	1,043	762

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2021	2020	2019
Mortgage Servicing Rights
Balance, beginning of period	$621	$238	$228
Originated	314	534	61
Amortization (1)	(235)	(151)	(51)
Balance, end of period	700	621	238
Valuation Allowance
Balance, beginning of period	(9)	—	—
Decrease (increase) in impairment reserve (1)	9	(9)	—
Balance, end of period	—	(9)	—
Mortgage servicing rights, net	$700	$612	$238
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage banking activities, net.

NOTE 7 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2021	2020
Securities available-for-sale (at fair value)	$75,737	$54,581
Loans receivable (at book value)	378,845	420,415
Total pledged assets	$454,582	$474,996

At December 31, 2021, securities were pledged as follows: $63.98 million to secure public deposits, $11.7 million to secure repurchase agreements and $0.02 million to secure FHLBB advances.

NOTE 8 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2021	2020
Land	$3,277	$2,762
Buildings and improvements	18,246	14,886
Leasehold improvements	1,553	1,553
Finance leases	4,288	1,798
Furniture, fixtures, equipment and software	10,623	9,687
Fixed assets in process	347	4,839
Total cost	38,334	35,525
Accumulated depreciation and amortization	(15,709)	(15,170)
Bank premises and equipment, net	$22,625	$20,355

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2021	2020	2019
Goodwill (1)
Balance, beginning of period	$13,815	$13,815	$13,815
Additions	—	—	—
Impairment	—	—	—
Balance, end of period	$13,815	$13,815	$13,815
Core deposit intangibles
Cost, beginning of period	$5,881	$5,881	$5,881
Additions	—	—	—
Cost, end of period	5,881	5,881	5,881
Amortization, beginning of period	(5,207)	(4,886)	(4,498)
Amortization	(256)	(321)	(388)
Amortization, end of period	(5,463)	(5,207)	(4,886)
Core deposit intangibles, net	$418	$674	$995
(1)	Not subject to amortization.

Management evaluates goodwill and identifiable intangible assets for impairment at least annually using valuation techniques that involve observations and adjustments as to comparable transactions, estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. During fiscal year 2021, management evaluated several qualitative factors including macroeconomic conditions, the Bank’s financial performance and the short-term volatility in Salisbury’s share price and concluded that it was not more likely than not that goodwill was impaired. Salisbury performed its annual quantitative impairment analysis as of November 30, 2021, consistent with the prior year. As a result of the analysis, management concluded that goodwill and other intangible assets were not impaired as of November 30, 2021. No impairment charges were recognized in 2021 or 2020.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years’ digits method. Estimated annual amortization expense of core deposit intangibles is as follows as of December 31, 2021:

December 31,	CDI amortization (in thousands)
2022	192
2023	128
2024	61
2025	25
2026	11
2027 and thereafter	1
Total	$418

NOTE 10 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows as of December 31, 2021:

December 31, (in thousands)	CD maturities
2022	$87,034
2023	15,403
2024	9,690
2025	4,138
2026	2,685
Thereafter	59
Total	$119,009

The total amount and scheduled maturities of time certificates of deposit in denominations of $250 thousand or more are as follows:

December 31, (in thousands)	2021	2020
Within three months	$8,642	$4,045
After three through six months	1,010	17,218
After six through twelve months	4,938	4,851
Over one year	3,286	12,581
Total	$17,876	$38,695

Included in certificates of deposit at December 31, 2021 and 2020 are brokered and reciprocal deposits of approximately $34.7 million and $25.4 million, respectively. Included in money market funds at December 31, 2021 and 2020 are approximately $73.3 million and $51.5 million, respectively of brokered money market accounts.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (dollars in thousands)	2021	2020
Repurchase agreements, ending balance	$11,430	$7,116
Repurchase agreements, average balance during period	10,679	7,986
Book value of collateral	17,084	12,632
Market value of collateral	17,469	13,196
Weighted average rate during period	0.15%	0.25%
Weighted average maturity	1 day	1 day

NOTE 12 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2021		December 31, 2020
Years ended December 31, (dollars in thousands)	Total (1)	Rate (2)	Total (1)	Rate (2)
Overnight	$—	—%	$—	—%
2021	—	—	4,984	1.13
2022	7,656	1.39	7,655	1.38
Total	$7,656	1.39%	$12,639	1.29%
(1)	Net of modification costs.
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $250.9 million including access to an unused FHLBB line of credit of $3.5 million at December 31, 2021. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. At December 31, 2021 and December 31, 2020, the available borrowing capacity was reduced by $20.0 million of letters of credit provided to the Company by the FHLBB.

Subordinated Debentures:

In March 2021, Salisbury completed the issuance of $25.0 million in aggregate principal amount of 3.25% Fixed to Floating Rate Subordinated Notes Due 2031 (the “Notes”) in a private placement transaction to various accredited investors. The Notes have a maturity date of March 31, 2031 and bear interest at an annual rate of 3.50% per annum, from and including the Closing Date to, but excluding March 31, 2026 or the earlier redemption date, payable quarterly in arrears. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, a floating per annum rate expected to be equal to the then current three-month SOFR plus 280 basis points, provided, however, that in the event three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero, payable quarterly in arrears. Interest on the Subordinated Notes will be payable on March 31, June 30, September 30 and December 31 of each year to, but excluding, March 31, 2026 or the earlier redemption date, at the rate of 3.50%, and quarterly thereafter on March 31, June 30, September 30 and December 31 of each year to, but excluding, the maturity date or earlier redemption date at the floating rate. The first interest payment was made on June 30, 2021. The notes are redeemable, without penalty, on or after March 31, 2026 and, in certain limited circumstances, prior to that date. As more completely described in the Notes, the indebtedness as evidenced by the Notes, including principal and interest, is unsecured and subordinate and junior in right of the Company’s payments to general and secured creditors and depositors of the Bank. The Notes also contain provisions with respect to redemption features and other matters pertaining to the Notes. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. As a result of the Notes being within five (5) years of their maturity date, Tier 2 capital at the parent company only will decrease in an amount equal to 20.0% of the outstanding Notes per year until the Notes mature in 2031 or are earlier redeemed.

Subordinated debentures totaled $24.5 million at December 31, 2021, which includes $526 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 3.73%. In May 2021, Salisbury fully redeemed the $10 million of subordinated debt issued in 2015.

Notes Payable:

In October 2015, Salisbury entered into a private mortgage for $380 thousand to purchase the Sharon, Connecticut branch property. The mortgage, which has an interest rate of 6%, will mature in September 2030. The outstanding mortgage balance at December 31, 2021 and December 31, 2020 was $170 thousand and $208 thousand, respectively.

NOTE 13 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2021	2020	2019
Federal	$3,340	$3,487	$2,406
State	538	566	344
Current provision	3,878	4,053	2,750
Federal	327	(1,335)	(317)
State	62	(265)	(74)
Deferred expense (benefit)	389	(1,600)	(391)
Income tax provision	$4,267	$2,453	$2,359

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31, (in thousands)	2021	2020	2019
Income tax at statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax benefit	2.30	1.97	1.58
Tax exempt income and dividends received deduction	(2.52)	(3.69)	(3.82)
BOLI interest and gain	(0.56)	(1.60)	(0.61)
Other	0.35	(0.64)	(0.67)
Effective income tax rates	20.57%	17.04%	17.48%

The components of Salisbury's net deferred tax assets are as follows:

December 31, (in thousands)	2021	2020
Allowance for loan losses	$3,170	$3,355
Interest on non-performing loans	157	214
Accrued deferred compensation	488	517
Post-retirement benefits	11	11
Mark-to-market purchase accounting adjustments	17	—
Loss on equity securities	4	—
Restricted stock awards	361	196
Deferred loan costs, net	—	90
Other	183	98
Gross deferred tax assets	4,391	4,481
Deferred loan fees, net	(69)	—
Mark-to-market purchase accounting adjustments	—	(8)
Goodwill and core deposit intangible asset	(615)	(590)
Accelerated depreciation	(681)	(522)
Gain on equity securities	—	(2)
Prepaid expenses	(32)	—
Gain on disposal	(5)	—
Mortgage servicing rights	(169)	(150)
Net unrealized holding gains on available-for-sale securities	(232)	(797)
Gross deferred tax liabilities	(1,803)	(2,069)
Net deferred tax asset	$2,588	$2,412

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In accordance with Connecticut legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay Connecticut state income tax in the foreseeable future unless there is a change in Connecticut law.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2021, and 2020, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2018 through December 31, 2021.

NOTE 14 – SHAREHOLDERS’ EQUITY

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

The Company and the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At December 31, 2021, The Bank exceeded the minimum requirement for the capital conservation buffer. As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

The Bank’s risk-weighted assets at December 31, 2021 and December 31, 2020 were $1,085.4 million and $938.0 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to risk-weighted assets)	$152,789	14.08%	$86,832	8.0%	$113,968	10.5%	$108,541	10.0%

Tier 1 Capital (to risk-weighted assets)	139,681	12.87	65,124	6.0	92,259	8.5	86,832	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	139,681	12.87	48,843	4.5	75,978	7.0	70,551	6.5

Tier 1 Capital (to average assets)	139,681	9.42	59,285	4.0	59,285	4.0	74,106	5.0
	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)	$127,254	13.57%	$75,037	8.0%	$98,486	10.5%	$93,796	10.0%

Tier 1 Capital (to risk-weighted assets)	115,503	12.31	56,278	6.0	79,727	8.5	75,037	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	115,503	12.31	42,208	4.5	65,657	7.0	60,967	6.5

Tier 1 Capital (to average assets)	115,503	8.90	51,907	4.0	51,907	4.0	64,884	5.0

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

NOTE 15 – OTHER BENEFITS

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury’s 401(k) Plan contribution expense for 2021, 2020 and 2019 was $1.1 million, $0.9 million, and $0.9 million, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $265 thousand, $263 thousand, and $285 thousand, in 2021, 2020, and 2019, respectively.

Other Retirement Plans

Split-Dollar Life Insurance

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $779 thousand and $771 thousand at December 31, 2021, and 2020, respectively. During 2019, the related agreements were modified, which resulted in a benefit adjustment of $328 thousand with an offsetting expense of $101 thousand totaling a net credit to expense of $227 thousand. Expense under this arrangement was $8 thousand and $7 thousand in 2021 and 2020, respectively.

During the 2021 calendar year, the Named Executive Officers (“NEO”) Messrs. Cantele, Albero and Davies and certain other senior executives were parties to split dollar life insurance agreements with the Bank, which upon the executive’s death, splits the death benefit payable under one or more insurance policies between the executive’s beneficiary and the Bank.

During the annual review of this benefit with our consultant, BCC-USA, it was determined that there is a current, and future, inequity with the value of life insurance payable to NEO beneficiaries. The cap has not changed since the initial insurance was purchased although base salaries have increased over the past 18 years. The Compensation Committee recommended, and the Board of Directors approved, a new NEO category with an increase in the cap of this group to $800,000 to mitigate the current benefit shortfall. The average multiple of base salary for the remaining BOLI group is 2.83 times. By increasing the NEO cap to $800,000, the average multiple of base salary for the NEO group increases to 2.65 times. The split dollar life insurance agreement provides the beneficiary designated by such NEO with a pre-retirement death benefit of three (3) times annual base salary, not to exceed $750,000. If the NEO remains in the employ of Salisbury until age 65, the executive’s beneficiary is also entitled to a post-retirement death benefit under the agreement. Post-retirement death benefits for Mr. Cantele are 1.5 times his final base salary up to a maximum of $800,000. Post-retirement death benefits for Mr. Albero and Mr. Davies include a reduced multiple of final annual base salary between 1.5 times and 0.5 times, depending on the former executive’s age at the time of death with a maximum death benefit of $800,000. The NEOs entered into new agreements reflecting these terms on September 1, 2021.

Supplemental Retirement Agreement

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen-year period ending in 2025 as described in the agreement. The related liability was $263 thousand and $312 thousand at December 31, 2021 and December 31, 2020, respectively. The related expenses were immaterial for all periods presented.

Non-Qualified Deferred Compensation Plan

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. In 2021, 2020, and 2019, the Bank awarded seven (7), seven (7), and six (6) Executives, respectively, with discretionary contributions to the plan. Expenses related to this plan amounted to $114 thousand in 2021, $135 thousand in 2020, and $114 thousand in 2019.

On December 27, 2021, the Board of Directors of Salisbury Bank and Trust Company executed the Salisbury Bank and Trust Company Amended and Restated Non-Qualified Deferred Compensation Plan (the “Plan”), effective as of January 1, 2022. The Plan permits the Board to select certain key employees of the Bank to participate in the Plan, provided that such employees also evidence their participation by execution of a Participation Agreement. Before amendment and restatement, the Plan provided solely for discretionary bank contributions to selected participant’s accounts. The participation agreement sets forth the vesting terms of the discretionary contributions and the “benefit age” at which a participant could retire with a fully vested benefit. The participation agreement also sets forth how a participant’s benefit would be distributed (i.e., in a lump sum or in annual installments over a period of up to 10 years, as selected by the participant). Until distribution, a participant’s account would earn interest as of the last day of the plan year at the highest certificate of deposit rate for that year, compounded annually. The participant’s benefits under the Plan are subject to the vesting schedule set forth in the participant’s participation agreement.  Notwithstanding the vesting schedule, the participant’s account balance will become automatically 100% vested upon involuntary termination without cause, death, disability or a change in control.

The amended and restated Plan also allows participant deferrals and provides greater flexibility in participant elections and investment options. In addition to employer discretionary contributions, participants will be entitled to defer up to 50% of their base salary and up to 100% of their discretionary bonuses and cash incentive compensation, however, such base salary deferrals and bonus and cash incentive deferrals will not commence before January 1, 2023. The Plan will permit the Compensation Committee to add non-employee directors as participants. If implemented, non-employee directors will be entitled to make elective deferrals of up to 50% of their annual retainer and committee fees. This provision may not be implemented for plan year 2022.

For plan years commencing after December 31, 2021, a participant will be required to enter into a “Participation Agreement” on initial participation that will set forth, among other things, the vesting schedule for any discretionary contributions received and the participant’s benefit age (i.e. the eligible “retirement age”). A participant will also be required to enter into an “Annual Election Form” which will set forth (i) the participant’s distribution elections under various circumstances and (ii) commencing in 2023, the amount of a participant’s elective deferrals of base salary and/or discretionary bonus or incentive compensation. Under the Amended and Restated Plan, each discretionary contribution would vest based on a rolling five-year vesting schedule, so that in the sixth year of participation the first year’s contribution would be 100% vested and the fifth-year contribution would be 20% vested. Vesting of discretionary contributions generally accelerates when a participant reaches benefit age, however, the Bank can delegate one or more discretionary contributions for a particular person as contributions for which vesting would not automatically accelerate.

The amended and restated Plan provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation from service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments. Payment of benefits under the Plan, other than benefits payable as a result of base salary deferrals, are conditioned on the participant’s covenant to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one year following the participant’s separation from service. The Bank will establish a grantor trust to hold the assets of the Plan. Until distributed, the assets of the Plan are not legally owned by the participants.

Management Agreements

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

Restricted stock

In 2021, 2020 and 2019 Salisbury granted a total of 16,650, 15,475, and 15,130 shares of restricted stock pursuant to its 2017 LTIP to certain employees and Directors. The fair value of the stock at grant date was determined to be $750 thousand, $554 thousand, and $601 thousand, respectively. The stock will be vested three years from the grant date.

The following table presents the amount of cumulatively granted restricted stock awards under the 2011 and 2017 Long-Term Incentive Plans:

		Weighted Average		Weighted Average
Year Ended December 31,	2021	Grant Price	2020	Grant Price
Beginning of Year	40,125	$39.44	39,626	$41.04
Granted	16,650	45.06	15,475	35.82
Vested	(12,370)	43.45	(13,776)	39.71
Forfeited	0	0.00	(1,200)	41.25
End of Year	44,405	$40.43	40,125	$39.44

The fair value of the restricted shares that vested during 2021, 2020 and 2019 were $538 thousand, $464 thousand and $556 thousand, respectively. Compensation expense for restricted stock awards in 2021, 2020, and 2019 was $599 thousand, $525 thousand, and $491 thousand, respectively. Unrecognized compensation cost relating to the restricted stock awards was $925 thousand, $774 thousand, and $795 thousand as of December 31, 2021, 2020 and 2019, respectively. The remaining weighted average vesting period on restricted shares as of December 31, 2021, over which unrecognized compensation cost is expected to be recognized, is 1.5 years. The tax benefit associated with restricted stock awards, which was recognized in earnings for 2021, 2020 and 2019, was approximately $108 thousand, $95 thousand and $88 thousand, respectively.

Additionally, in 2018 the Compensation Committee granted a total of 53,500, Phantom Stock Appreciation Units (“PSAUs” pursuant to the 2013 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (the “Plan”) to certain employees, including the Named Executive Officers. The units will vest on the third anniversary of the grant date. Salisbury’s compensation expense related to the PSAUs was $0 thousand, $141 thousand, and $414 thousand for 2021, 2020, and 2019 respectively.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted 6,800 performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank’s performance. This RSU plan replaced the Bank’s Phantom Stock Appreciation Units plan (Phantom). The final tranche of awards under the Phantom plan was paid out in January 2021.

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

On June 23, 2021, the Compensation Committee granted an additional 7,400 units under the RSU plan. The performance goal for this tranche is based on the increase in the Bank’s tangible book value by $7.00 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($9.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 15, 2024.

The fair value of the awards granted under the RSU plan at the grant date was $354 thousand $264 thousand and $280 thousand, respectively, for those grants awarded in 2021, 2020 and 2019. In 2020, 350 RSUs were forfeited. Compensation expense of $331 thousand, $221 thousand and $70 was recorded with respect to these RSUs in 2021, 2020 and 2019, respectively. No performance-based restricted stock units were awarded prior to 2018. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

The following table presents the amount of cumulatively granted performance based restricted stock units awarded under the 2017 Long-Term Incentive Plans:

		Weighted Average		Weighted Average
Year Ended December 31,	2021	Grant Price	2020	Grant Price
Beginning of Year	13,700	$38.64	6,800	$41.20
Granted	7,400	47.79	7,250	36.36
Vested	0	0	0	0
Forfeited	0	0	(350)	41.20
End of Year	21,100	$41.85	13,700	$38.64

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $1,166 thousand, $941 thousand, and $888 thousand, in 2021, 2020, and 2019, respectively.

NOTE 17 – STOCK OPTIONS

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. The table below reflects the remaining outstanding options related to this transaction and presents a summary of the status of Salisbury's outstanding stock options:

Year ended December 31, 2021	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	14,715	$17.04
Granted	—	—
Exercised	(1,755)	17.04
Forfeited or expired	—	—
End of period	12,960	$17.04	2.00	$491,443

Year ended December 31, 2020	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	17,820	$17.04
Granted	—	—
Exercised	(3,105)	17.04
Forfeited or expired	—	—
End of period	14,715	$17.04	3.00	$297,684

All options are vested and exercisable at December 31, 2021. The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $37 thousand, $78 thousand, and $125 thousand, respectively.

NOTE 18 - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2021	2020
Balance, beginning of period	$9,417	$10,655
Advances	2,067	2,407
Repayments	(2,438)	(3,645)
Balance, end of period	$9,046	$9,417

NOTE 19 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

Years ended December 31, (in thousands)	2021	2020	2019
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	$(2,701)	$2,280	$2,258
Reclassification of net realized losses (gains) in net income (1)	2	(196)	(263)
Unrealized (losses) gains on securities available-for-sale	(2,699)	2,084	1,995
Income tax benefit (expense)	565	(437)	(418)
Unrealized (losses) gains on securities available-for-sale, net of tax	(2,134)	1,647	1,577
Other comprehensive (loss) income	$(2,134)	$1,647	$1,577

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as (losses) gains on securities, net; the tax effect is included in the income tax provision; and the after-tax amount is included in net income. The income tax expense related to reclassification of net realized (losses) gains was approximately $0 thousand, $41 thousand, and $55 thousand in 2021, 2020 and 2019, respectively.

The components of accumulated other comprehensive income are as follows:

December 31, (dollars in thousands)	2021	2020
Unrealized gains on securities available-for-sale, net of tax	$870	$3,004
Accumulated other comprehensive income	$870	$3,004

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

As of December 31, 2021, and December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Loans receivable (1)	$9,982	$9,996	$(18)	$(4)
Total	$9,982	$9,996	$(18)	$(4)

(1) These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2021, the amortized cost basis of the closed portfolio used in these hedging relationships was $37.8 million; the cumulative basis adjustment associated with these hedging relationships was $18 thousand; and the amount of the designated hedged item was $10.0 million.

The table below presents the fair value of Salisbury’s derivative financial instrument and its classification on the Balance Sheet as of December 31, 2021 and 2020.

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other Assets	$18	Other Assets	$4
Total Derivatives designated as hedge instruments			$18		$4

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2021 and 2020.

	Twelve months ended December 31, 2021		Twelve months ended December 31, 2020
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$3	$—	$1	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(14)	—	(4)	—
Derivatives designated as hedging instruments	$17	$—	$5	$—

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

As of December 31, 2021, the fair value of the derivative was $18 thousand in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of December 31, 2021, Salisbury has not posted any collateral related to these agreements.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2021 and 2020, the maximum potential amount of the Bank’s obligation was $2.8 million and $4.8 million, respectively, for financial, commercial and standby letters of credit.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instruments with off-balance sheet credit risk are as follows:

December 31, (dollars in thousands)	2021	2020
Residential	$16,288	$11,661
Home equity lines of credit	31,490	28,919
Commercial	41,544	10,103
Land	839	566
Real estate secured	90,161	51,249
Commercial and industrial	112,262	94,854
Municipal	541	1,804
Consumer	4,349	2,077
Unadvanced portions of loans	207,313	149,984
Commitments to originate loans	43,689	49,753
Letters of credit	2,835	4,758
Total	$253,837	$204,495

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $146 thousand and $118 thousand as of December 31, 2021 and December 31, 2020, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the twelve-month period ended December 31, 2021.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Assets held for sale. The fair value of assets held for sale is based on independent market prices, appraised values or the contractual selling price.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2021
Assets at fair value on a recurring basis
U.S. Treasury	$—	$15,131	$—	$15,131
U.S. Government Agency notes	—	31,604	—	31,604
Municipal bonds	—	47,822	—	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	74,541	—	74,541
Collateralized mortgage obligations:
U.S. Government agencies	—	20,898	—	20,898
Corporate bonds	—	12,400	—	12,400
Securities available-for-sale	$—	$202,396	$—	$202,396
CRA mutual fund	901	—	—	901
Derivative financial instruments	—	18	—	18
Assets at fair value on a non-recurring basis
Assets held for sale [1]	$700	$—	$—	$700

December 31, 2020
Assets at fair value on a recurring basis
U.S. Government Agency notes	$—	$7,851	$—	$7,851
Municipal bonds	—	27,617	—	27,617
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	36,573	—	36,573
Collateralized mortgage obligations:
U.S. Government agencies	—	17,454	—	17,454
Corporate bonds	—	8,916	—	8,916
Securities available-for-sale	$—	$98,411	$—	$98,411
CRA mutual funds	917	—	—	917
Derivative financial instruments	—	4	—	4

1 Prior to December 31, 2021, the Bank entered into an agreement with a third party to sell the building that houses its Poughkeepsie, New York retail branch and relocate the branch to leased space nearby. This sale was completed in January 2022. At December 30, 2020, Salisbury did not have any assets measured at fair value on a non-recurring basis.

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2021
Financial Assets
Cash and cash equivalents	$175,335	$175,335	$175,335	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	202,396	202,396	—	202,396	—
CRA mutual fund	901	901	901	—	—
Federal Home Loan Bank of Boston stock	1,397	1,397	—	1,397	—
Loans held-for-sale	2,684	2,721	—	—	2,721
Loans receivable, net	1,066,750	1,066,733	—	—	1,066,733
Accrued interest receivable	6,260	6,260	—	6,260	—
Cash surrender value of life insurance policies	27,738	27,738	—	27,738	—
Derivative financial instruments	18	18	—	18	—
Financial Liabilities
Demand (non-interest-bearing)	$416,073	$416,073	$—	$416,073	$—
Demand (interest-bearing)	233,600	233,600	—	233,600	—
Money market	330,436	330,436	—	330,436	—
Savings and other	237,075	237,075	—	237,075	—
Certificates of deposit	119,009	119,716	—	119,716	—
Deposits	1,336,193	1,336,900	—	1,336,900	—
Repurchase agreements	11,430	11,430	—	11,430	—
FHLBB advances	7,656	7,714	—	7,714	—
Subordinated debt	24,474	24,409	—	24,409	—
Note payable	170	171	—	171	—
Finance lease liability	4,107	4,223	—	—	4,223
Accrued interest payable	49	49	—	49	—

December 31, 2020
Financial Assets
Cash and cash equivalents	$93,162	$93,162	$93,162	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	98,411	98,411	—	98,411	—
CRA mutual fund	917	917	917	—	—
Federal Home Loan Bank of Boston stock	1,713	1,713	—	1,713	—
Loans held-for-sale	2,735	2,790	—	—	2,790
Loans receivable, net	1,027,738	1,057,606	—	—	1,057,606
Accrued interest receivable	6,373	6,373	—	6,373	—
Cash surrender value of life insurance policies	21,182	21,182	—	21,182	—
Derivative financial instruments	4	4	—	4	—
Financial Liabilities
Demand (non-interest-bearing)	$310,769	$310,769	$—	$310,769	$—
Demand (interest-bearing)	218,869	218,869	—	218,869	—
Money market	278,146	278,146	—	278,146	—
Savings and other	189,776	189,776	—	189,776	—
Certificates of deposit	131,514	132,875	—	132,875	—
Deposits	1,129,074	1,130,435	—	1,130,435	—
Repurchase agreements	7,116	7,116	—	7,116	—
FHLBB advances	12,639	12,786	—	12,786	—
Subordinated debt	9,883	10,027	—	10,027	—
Note payable	208	212	—	212	—
Finance lease liability	1,673	1,920	—	—	1,920
Accrued interest payable	43	43	—	43	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in other assets and other liabilities. In 2021, Salisbury issued new subordinated debt and paid off its previously issued subordinated debt in its entirety. Salisbury categorized its new subordinated debt within level 2 of the fair value hierarchy.

NOTE 24 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2021	2020
Assets
Cash and due from banks	$6,412	$1,968
Investment in bank subsidiary	154,292	132,407
Other assets	386	273
Total Assets	$161,090	$134,648
Liabilities and Shareholders' Equity
Subordinated debt	$24,474	$9,883
Other liabilities	16	13
Shareholders' equity	136,600	124,752
Total Liabilities and Shareholders' Equity	$161,090	$134,648

Statements of Income Years ended December 31, (in thousands)	2021	2020	2019
Dividends from subsidiary	$3,994	$3,787	$3,546
Interest income	11	6	10
Interest expense	1,000	618	624
Non-interest expenses	574	495	417
Income before taxes and equity in undistributed net income of subsidiary	2,431	2,680	2,515
Income tax benefit	386	273	252
Income before equity in undistributed net income of subsidiary	2,817	2,953	2,767
Equity in undistributed net income of subsidiary	13,656	8,987	8,369
Net income	$16,473	$11,940	$11,136

Statements of Cash Flows Years ended December 31, (in thousands)	2021	2020	2019
Net income	$16,473	$11,940	$11,136
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(13,656)	(8,987)	(8,369)
Other	63	(25)	474
Net cash provided by operating activities	2,880	2,928	3,241
Investing Activities
Investment in bank	(9,433)	—	—
Net cash utilized by investing activities	(9,433)	—	—
Financing activities
Issuance of subordinated debt, net of issuance cost	24,418	—	—
Payoff of subordinated debt	(10,000)	—	—
Common stock dividends paid	(3,452)	(3,286)	(3,155)
Proceeds from issuance of common stock	31	53	82
Net cash provided (utilized) by financing activities	10,997	(3,233)	(3,073)
Net increase (decrease) in cash and cash equivalents	4,444	(305)	168
Cash and cash equivalents, beginning of period	1,968	2,273	2,105
Cash and cash equivalents, end of period	$6,412	$1,968	$2,273

NOTE 25 – EARNINGS PER SHARE

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2021	2020	2019
Net income applicable to common shareholders	$16,473	$11,940	$11,136
Less: Undistributed earnings allocated to participating securities	(248)	(165)	(160)
Net income allocated to common shareholders	$16,225	$11,775	$10,976
Weighted average common shares issued	2,855	2,837	2,817
Less: Unvested restricted stock awards	(43)	(39)	(35)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,812	2,798	2,782
Add: Dilutive effect of performance based restricted stock awards and stock options	24	8	12
Weighted average common shares outstanding used to calculate diluted earnings per common share	2,836	2,806	2,794
Earnings per common share (basic)	$5.77	$4.21	$3.95
Earnings per common share (diluted)	$5.72	$4.20	$3.93

NOTE 26 – SUBSEQUENT EVENTS

Salisbury has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued. In January 2022, Salisbury completed the sale of the building housing its retail branch in Poughkeepsie, New York. The branch was relocated to leased space nearby and Salisbury recorded a pre-tax loss of approximately $144 thousand on this sale in its consolidated financial statements at December 31, 2021.

The Board of Directors of Salisbury approved a $0.01 increase in the quarterly dividend to $0.32 per common share at their January 26, 2022 meeting. The dividend was paid on February 25, 2022 to shareholders of record as of February 11, 2022.

On February 28, 2022, the Compensation Committee of the Board of Directors approved grants of performance-based restricted stock units (“RSUs”) to named executive officers (“NEOs”) and other key employees under the Company’s 2017 Long Term Incentive Plan. The Compensation Committee granted a total of 6,950 RSUs, including 3,500 RSUs to NEOs. Richard J. Cantele, Jr., President and Chief Executive Officer received 1,500 target RSUs; John M. Davies, President of NY Region and Chief Lending Officer received 1,000 target RSUs; and Peter Albero, Executive Vice President and Chief Financial Officer received 1,000 target RSUs. The maximum number of shares deliverable upon vesting of RSUs assuming 150% of the TBV growth target is met or exceeded, will be 10,425.

On February 28, 2022, Salisbury granted a total of 14,350 shares of restricted stock to certain employees pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock granted was approximately $813 thousand.

On March 1, 2022, Salisbury issued a press release that the Board has approved and will recommend to shareholders an amendment to Salisbury’s Certificate of Incorporation to increase Salisbury’s authorized shares of Common Stock from 5,000,000 to 10,000,000 shares, subject to shareholder approval (the “Certificate of Amendment Proposal”). Additionally, the Board approved, subject to shareholder approval of the Certificate of Amendment Proposal, a two for one forward split of the shares of the Company’s Common Stock as a means of enhancing the liquidity and marketability of the Company’s securities in the best interests of shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2021. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2021 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 9, 2020 the Board of Directors approved an amendment to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan (the “Plan”) which allows the Committee, in its sole discretion, to accelerate vesting of all or a portion of an award upon the termination of service of a participant or the occurrence of a change in control. See Exhibit 10.16 included herein.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears in Salisbury's Proxy Statement for the 2022 Annual Meeting of Shareholders, under the captions “Executive Officers;” “Election of Directors” and “Director Independence” and "Corporate Governance - Meetings and Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof.

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

The information required by this item appears in Salisbury's Proxy Statement for the 2022 Annual Meeting of Shareholders, under the captions: “Elements of Compensation” and "Executive Compensation" and “Board of Directors Compensation.” Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item appears in Salisbury's Proxy Statement for the 2022 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” "Election of Directors” and “Director Independence" and "Executive Compensation. Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in Salisbury's Proxy Statement for the 2022 Annual Meeting of Shareholders, under the captions “Election of Directors” and “Director Independence” and "Transactions with Management and Others." Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item appears in Salisbury's Proxy Statement for the 2022 Annual Meeting of Shareholders, under the caption "Relationship with Independent Public Accountants" and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 7 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Salisbury Bancorp, Inc., Salisbury Bank and Trust Company and Riverside Bank dated March 18, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 19, 2014).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed March 31, 2021).
4.2	Description of registrant’s securities.
10.1	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.2	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.3	Severance Agreement between Salisbury Bank and Trust Company and Mr. Richard J. Cantele, Jr. dated January 24, 2020 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2020).
84

10.4	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.5	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.6	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.7	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.8	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Form 10-K filed March 30, 2016).
10.9	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Form 10-K filed March 30, 2016).
10.10	Severance Agreement between Salisbury Bank and Trust Company and John M. Davies dated January 24, 2020 (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 30, 2020).
10.11	Form of Subordinated Note Purchase Agreement, dated as of March 31, 2021, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 31, 2021).
10.12	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and approved by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s proxy filed March 20, 2017).
10.13	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).
10.14	Change in Control Agreement with Peter Albero dated January 24, 2020 (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 30, 2020).
10.15	Change in Control Agreement with Steven M. Essex dated February 22, 2019 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 25, 2019).
10.16	Amendment Number One to 2017 Long Term Incentive Plan dated as of March 9, 2020 (incorporated by reference to Exhibit 10.16 of Form 10-K filed March 13, 2020)
10.17	Form of Performance Award Agreement – Restricted Stock Units (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29, 2020)
10.18	Split-dollar Life Insurance Agreement with Peter Albero effective September 1, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 2, 2021)
10.19	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 29, 2020).
10.20	Split-dollar Life Insurance Agreement with Richard J. Cantele,Jr. effective September 1, 2021 (incorporated by reference to Exhibit 10.3 of Form 8-K filed September 2, 2021).
10.21	Split-dollar Life Insurance Agreement with John Davies effective September 1, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 2, 2021).
10.22	Change in Control Agreement with Carla L. Balesano dated July 29, 2020 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 6, 2020).
10.23	Amended and Restated Non-Qualified Deferred Compensation Plan effective January 1, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 29, 2021)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

No financial statement schedules aare required to be filed as Exhibits pursuant to Item 15(c).

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.

Richard J. Cantele, Jr.,

President and Chief Executive Officer

March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George E. Banta	/s/ Paul S. Hoffner
George E. Banta	Paul S. Hoffner
Director	Director
March 11, 2022	March 11, 2022

/s/ Arthur J. Bassin	/s/ Holly J. Nelson
Arthur J. Bassin	Holly J. Nelson
Director	Director
March 11, 2022	March 11, 2022

/s/ Richard J. Cantele, Jr.	/s/ Neila B. Radin
Richard J. Cantele, Jr.	Neila B. Radin
Director, President and Chief Executive Officer	Director
March 11, 2022	March 11, 2022

/s/ David B. Farrell	/s/ Grace E. Schalkwyk
David B. Farrell	Grace E. Schalkwyk
Director	Director
March 11, 2022	March 11, 2022

/s/ Nancy F. Humphreys	/s/ Peter Albero
Nancy F. Humphreys	Peter Albero
Director	Chief Financial Officer
March 11, 2022	and Chief Accounting Officer
March 11, 2022

