Form 10-Q
period 2022-03-31
SALISBURY BANCORP, INC.
filed 2022-05-06
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14854

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 4, 2022 is 2,885,968.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$4,814	$6,404
Interest bearing demand deposits with other banks	94,047	168,931
Total cash and cash equivalents	98,861	175,335
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	215,652	202,396
CRA mutual fund at fair value	862	901
Federal Home Loan Bank of Boston stock at cost	1,077	1,397
Loans held-for-sale	1,070	2,684
Loans receivable, net (allowance for loan losses: $12,915 and $12,962)	1,066,216	1,066,750
Bank premises and equipment, net	22,856	22,625
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,517 and $5,463)	364	418
Accrued interest receivable	5,895	6,260
Cash surrender value of life insurance policies	27,900	27,738
Deferred taxes	4,591	2,588
Other assets	5,173	5,527
Total Assets	$1,465,082	$1,529,184
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$370,082	$416,073
Demand (interest bearing)	233,893	233,600
Money market	317,462	330,436
Savings and other	240,824	237,075
Certificates of deposit	128,213	119,009
Total deposits	1,290,474	1,336,193
Repurchase agreements	8,161	11,430
Federal Home Loan Bank of Boston advances	419	7,656
Subordinated debt	24,488	24,474
Note payable	159	170
Finance lease obligations	4,363	4,107
Accrued interest and other liabilities	6,952	8,554
Total Liabilities	1,335,016	1,392,584
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 5,000,000;
Issued: 2,882,458 and 2,861,697
Outstanding: 2,882,458 and 2,861,697	288	286
Unearned compensation – restricted stock awards	(1,550)	(925)
Paid-in capital	47,099	46,374
Retained earnings	92,648	89,995
Accumulated other comprehensive (loss) income, net	(8,419)	870
Total Shareholders' Equity	130,066	136,600
Total Liabilities and Shareholders' Equity	$1,465,082	$1,529,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands, except per share amounts)	2022	2021
Interest and dividend income
Interest and fees on loans	$10,163	$10,477
Interest on debt securities
Taxable	724	423
Tax exempt	174	162
Other interest and dividends	57	34
Total interest and dividend income	11,118	11,096
Interest expense
Deposits	478	555
Repurchase agreements	3	3
Finance lease	41	32
Note payable	2	3
Subordinated Debt	233	119
Federal Home Loan Bank of Boston advances	55	34
Total interest expense	812	746
Net interest and dividend income	10,306	10,350
Provision for loan losses	363	158
Net interest and dividend income after provision for loan losses	9,943	10,192
Non-interest income
Trust and wealth advisory	1,241	1,146
Service charges and fees	1,138	950
Mortgage banking activities, net	355	608
Losses on CRA mutual fund	(42)	(16)
Gains on sales and calls of available -for-sale securities, net	210	—
BOLI income and gains	162	125
Other	30	28
Total non-interest income	3,094	2,841
Non-interest expense
Salaries	3,479	2,901
Employee benefits	1,277	1,312
Premises and equipment	1,104	954
Loss on sale of assets	9	—
Information processing and services	685	565
Professional fees	787	711
Collections, OREO, and loan related	117	84
FDIC insurance	171	145
Marketing and community support	184	82
Amortization of intangibles	54	71
Other	786	434
Total non-interest expense	8,653	7,259
Income before income taxes	4,384	5,774
Income tax provision	816	1,248
Net income	$3,568	$4,526
Net income available to common shareholders	$3,508	$4,462

Basic earnings per common share	$1.24	$1.59
Diluted earnings per common share	1.23	1.59
Common dividends per share	0.32	0.29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

Three months ended March 31, (in thousands)	2022	2021
Net income	$3,568	$4,526
Other comprehensive loss
Net unrealized losses on securities available-for-sale	(11,549)	(1,828)
Reclassification of net realized gains in net income (1)	(210)	—
Unrealized losses on securities available-for-sale	(11,759)	(1,828)
Income tax benefit	2,470	383
Unrealized losses on securities available-for-sale, net of tax	(9,289)	(1,445)
Comprehensive (loss) income	$(5,721)	$3,081

(1) Reclassification adjustments include realized security gains. The gains have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains on sales and calls on available-for-sale securities, net; the tax effect is included in the income tax provision and the after-tax amount is included in net income. The income tax expense related to reclassification of net realized gains was approximately $44 thousand and $0 thousand for the three-months ended March 31, 2022 and 2021, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

(dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2020	2,843,292	$284	$45,264	$76,974	($774)	$3,004	$124,752
Net income	—	—	—	4,526	—	—	4,526
Other comprehensive loss, net of tax	—	—	—	—	—	(1,445)	(1,445)
Common stock dividends declared ($0.29 per share)	—	—	—	(825)	—	—	(825)
Issuance of restricted common stock	100	—	4	—	(4)	—	—
Stock Options exercised	1,755	1	30	—	—	—	31
Stock based compensation-restricted stock awards	—	—	71	—	132	—	203
Balances at March 31, 2021	2,845,147	$285	$45,369	$80,675	($646)	$1,559	$127,242
Balances at December 31, 2021	2,861,697	$286	$46,374	$89,995	($925)	$870	$136,600
Net income	—	—	—	3,568	—	—	3,568
Other comprehensive loss, net of tax	—	—	—	—	—	(9,289)	(9,289)
Common stock dividends declared ($0.32 per share)	—	—	—	(915)	—	—	(915)
Issuance of restricted common stock	14,350	2	811	—	(813)	—	—
Issuance of restricted stock units upon vesting	6,411	—	(183)	—	—	—	(183)
Stock based compensation-restricted stock awards	—	—	97	—	188	—	285
Balances at March 31, 2022	2,882,458	$288	$47,099	$92,648	($1,550)	($8,419)	$130,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2022	2021
Operating Activities
Net income	$3,568	$4,526
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	361	178
Bank premises and equipment	392	363
Core deposit intangible	53	71
Modification fees on Federal Home Loan Bank of Boston advances	21	5
Subordinated debt issuance costs	14	4
Mortgage servicing rights	39	75
(Gains) and losses, including write-downs
Loss on CRA mutual fund	42	16
Gain on sales of securities available-for-sale, net	(210)	—
Gain on sales of loans, excluding capitalized servicing rights	(275)	(494)
Sales/disposals of premises and equipment	9	—
Provision for loan losses	363	158
Proceeds from loans sold	8,852	21,281
Loans originated for sale	(6,963)	(20,365)
(Increase) decrease in deferred loan origination fees and costs, net	(476)	993
Mortgage servicing rights originated	(55)	(193)
Decrease in mortgage servicing rights impairment reserve	—	(9)
Decrease in interest receivable	365	136
Deferred tax expense (benefit)	467	(54)
Increase in prepaid expenses	(111)	(36)
Increase in cash surrender value of life insurance policies	(162)	(125)
Decrease (increase) in other assets	403	(497)
Decrease in income tax receivable	79	—
Decrease in accrued expenses	(1,537)	(1,002)
Increase in income tax payable	—	1,118
Decrease in interest payable	(12)	(6)
(Decrease) increase in other liabilities	(53)	48
Stock based compensation-restricted stock awards	285	203
Net cash provided by operating activities	5,459	6,394
Investing Activities
Redemption of Federal Home Loan Bank of Boston stock	320	—
Purchases of securities available-for-sale	(145,297)	(40,466)
Reinvestment of CRA mutual fund	(3)	(3)
Proceeds from sales of securities available-for-sale	17,718	—
Proceeds from maturities/principal payments of securities available-for-sale	102,413	9,528
Loan originations and principal collections, net	641	(14,611)
Recoveries of loans previously charged off	6	13
Capital expenditures	(343)	(839)
Net cash utilized by investing activities	$(24,545)	$(46,378)

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

Three months ended March 31, (in thousands)	2022	2021
Financing Activities
(Decrease) increase in deposit transaction accounts, net	$(54,923)	$85,358
Increase (decrease) in time deposits, net	9,204	(3,261)
(Decrease) increase in securities sold under agreements to repurchase, net	(3,269)	1,571
Repayments of Federal Home Loan Bank of Boston long term advances	(6,000)	—
Issuance of subordinated debt, net of costs	—	24,418
Principal payments on amortizing FHLB Advances	(1,258)	(1,248)
Principal payments on note payable	(11)	(11)
Principal payments on finance lease obligations	(33)	(15)
Stock options exercised	—	31
Net settlement of restricted stock units	(183)	—
Common stock dividends paid	(915)	(825)
Net cash (utilized) provided by financing activities	(57,388)	106,018
Net (decrease) increase in cash and cash equivalents	(76,474)	66,034
Cash and cash equivalents, beginning of period	175,335	93,162
Cash and cash equivalents, end of period	$98,861	$159,196
Cash paid during period
Interest	$789	$743
Income taxes	270	183

Non cash investing and financing activities:
Fixed Asset	289	—
Finance lease liability	(289)	—
Loans transferred to Loans Held for Sale	3,389	—

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and unrealized gains and losses related to available-for-sale securities.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. In April 2019, the FASB issued ASU 2019-04 which clarified the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” which clarified or addressed specific issues about certain aspects of the amendments in ASU 2016-13. The amendments in ASU 2019-11 clarified the following: (1) The allowance for credit losses (ACL) for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cashflows after acquisition; (2) Transition relief will be provided by permitting entities an accounting policy election to adjust the effective interest rate on existing troubled debt restructurings using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring; (3) Disclosure relief will be extended for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis; (4) An entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient. The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. In March 2022, the FASB issued ASU 2022-02 which clarified the treatment of accrued interest when measuring credit losses. The amendments in this Update eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.

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

The Bank is working towards the completion of its ACL methodology. To estimate the ACL for loans and off-balance sheet credit exposures, such as unfunded loan commitments, Salisbury will utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate is expected to include a one-year reasonable and supportable forecast period and thereafter a one-year reversion period to the historical mean of its macroeconomic assumption. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses.

The Bank is currently refining various ACL assumptions and running parallel calculations on a monthly basis. Salisbury estimates that under the CECL framework, the ACL would be $11.7 million compared with the allowance for loan losses of $12.9 million reported on the consolidated balance sheet at March 31, 2022. In addition, Salisbury estimates that the ACL for unfunded commitments would be approximately $0.9 million compared with the allowance of $0.1 million recorded on its consolidated balance sheet as of March 31, 2022. Salisbury will continue to refine its ACL methodology prior to implementation of CECL on January 1, 2023. In addition, the estimated ACL and allowance for unfunded commitments under both the Incurred Loss method and CECL will be affected by various factors, which include but are not limited to, changes in the composition and balance of Salisbury’s loan portfolio and unfunded commitments, changes to internal risk ratings of borrowers, changes to the risk-profile of the loan portfolio, changes in various macro-economic indicators, the impact of COVID-19 and geo-political events on the business environment, and other factors.

Based on the credit quality of Salisbury’s existing available for sale debt securities portfolio, which primarily consists of obligations of U.S. government agency and U.S. government-sponsored enterprise securities, including mortgage-backed securities, Salisbury does not expect the adoption of ASU 2016-13, as it relates to debt securities, to be significant. For available for sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time.

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

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815) Fair Value Hedging – Portfolio Layer Method.” The amendments in this update clarified the following: (1) The current last-of-layer method that permits only one hedged layer has been expanded to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method; (2) The scope of the portfolio layer method has been expanded to include non-pre-payable financial assets; (3) Eligible hedging instruments in a single-layer hedge may include spot-starting or forward-starting constant-notional swaps, or spot-or forward-starting amortizing-notional swaps and that the number of hedged layers (that is, single or multiple) corresponds with the number of hedges designated; (4) Additional guidance is provided on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method whether a single hedged layer or multiple hedged layers are designated; and (5) How hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. Salisbury does not expect the implementation of ASU 2022-01 to have a material impact on its consolidated financial statements.

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
March 31, 2022
Available-for-sale
U.S. Treasury	$20,243	$—	$1,140	$19,103
U.S. Government Agency notes	33,013	119	1,199	31,933
Municipal bonds	51,547	52	3,300	48,299
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	80,554	37	3,795	76,796
Collateralized mortgage obligations:
U.S. Government agencies	27,202	7	1,289	25,920
Corporate bonds	13,750	39	188	13,601
Total securities available-for-sale	$226,309	$254	$10,911	$215,652
CRA mutual fund				$862
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,077	$—	$—	$1,077
(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2021
Available-for-sale
U.S. Treasury	$15,301	$12	$182	$15,131
U.S. Government Agency notes	31,623	237	256	31,604
Municipal bonds	46,469	1,557	204	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	74,703	643	805	74,541
Collateralized mortgage obligations:
U.S. Government agencies	20,948	135	185	20,898
Corporate bonds	12,250	158	8	12,400
Total securities available-for-sale	$201,294	$2,742	$1,640	$202,396
CRA mutual fund				$901
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,397	$—	$—	$1,397

Salisbury sold $17.7 million of available-for-sale securities during the three-month period ended March 31, 2022 realizing gains of $451 thousand and losses of $241 thousand resulting in a net gain of $210 thousand and a related tax expense of $44 thousand. Salisbury did not sell any available-for-sale securities during the three-month period ended March 31, 2021.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2022 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$19,103	$1,140	$—	$—	$19,103	$1,140
U.S. Government Agency notes	20,669	1,159	4,867	40	25,536	1,199
Municipal bonds	42,942	3,242	493	58	43,435	3,300
Mortgage- backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	58,882	2,945	12,697	850	71,579	3,795
Collateralized mortgage obligations:
U.S. Government agencies	22,414	1,289	—	—	22,414	1,289
Corporate bonds	5,312	188	—	—	5,312	188
Total temporarily impaired securities	$169,322	$9,963	$18,057	$948	$187,379	$10,911

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$12,155	$182	$—	$—	$12,155	$182
U.S. Government Agency notes	22,137	235	2,019	21	24,156	256
Municipal bonds	12,496	204	552	—	13,048	204
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	52,619	740	3,195	65	55,814	805
Collateralized mortgage obligations	11,554	185	—	—	11,554	185
Corporate bonds	1,742	8	—	—	1,742	8
Total temporarily impaired securities	$112,703	$1,554	$5,766	$86	$118,469	$1,640

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

March 31, 2022 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	After 1 year but within 5 years	$6,918	$6,729	1.48%
	After 5 year but within 10 years	13,325	12,374	1.17
	Total	20,243	19,103	1.28
U.S. Government Agency notes	After 1 year but within 5 years	996	930	1.09
	After 5 year but within 10 years	14,913	13,921	1.24
	Total	15,909	14,851	1.23
Municipal bonds	After 1 year but within 5 years	512	490	1.74
	After 5 year but within 10 years	12,789	11,893	2.38
	After 10 years but within 15 years	12,393	11,547	2.38
	After 15 years	25,853	24,369	2.54
	Total	51,547	48,299	2.45
Mortgage-backed securities and Collateralized mortgage obligations	Securities not due at a single maturity date	124,860	119,798	1.91
	Total	124,860	119,798	1.91
Corporate bonds	After 5 years but within 10 years	13,250	13,101	4.33
	After 10 years but within 15 years	500	500	4.75
	Total	13,750	13,601	4.35
Securities available-for-sale		$226,309	$215,652	2.16%

(1)       Yield is based on amortized cost.

Salisbury evaluates debt securities for other-than-temporary impairment (“OTTI”) when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers whether it has the intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI.

The following summarizes, by security type, the basis for evaluating if the applicable debt securities were OTTI at March 31, 2022.

U.S. Treasury notes: The contractual cash flows are guaranteed by the U.S. government. Eleven securities had unrealized losses at March 31, 2022, which approximated 5.63% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2022.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Twenty-five securities had unrealized losses at March 31, 2022, which approximated 4.49% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2022.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Fifty-four securities had unrealized losses at March 31, 2022, which approximated 7.06% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2022.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Ninety-five securities had unrealized losses at March 31, 2022, which approximated 5.13% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2022.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Seven securities had unrealized losses at March 31, 2022, which approximated 3.41% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at March 31, 2022.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of March 31, 2022. Future deterioration of the FHLBB’s capital levels could require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Residential 1-4 family	$381,207	$373,131
Residential 5+ multifamily	53,376	52,325
Construction of residential 1-4 family	20,818	19,738
Home equity lines of credit	23,276	23,270
Residential real estate	478,677	468,464
Commercial	310,815	310,923
Construction of commercial	65,273	58,838
Commercial real estate	376,088	369,761
Farm land	2,778	2,807
Vacant land	14,710	14,182
Real estate secured	872,253	855,214
Commercial and industrial ex PPP Loans	163,832	169,543
PPP Loans	13,666	25,589
Total Commercial and industrial	177,498	195,132
Municipal	14,263	16,534
Consumer	14,356	12,547
Loans receivable, gross	1,078,370	1,079,427
Deferred loan origination costs, net	761	285
Allowance for loan losses	(12,915)	(12,962)
Loans receivable, net	$1,066,216	$1,066,750
Loans held-for-sale
Residential 1-4 family	$1,070	$2,684

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

At March 31, 2022 and December 31, 2021, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $77.3 million and $77.5 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges due to the COVID-19 virus pandemic (“virus”). Approximately 40% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 12% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank’s commercial loans are to educational institutions and approximately 6% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 181% as of March 31, 2022 and 179% at December 31, 2021 compared to the regulatory monitoring guideline of 300%.

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

At March 31, 2022 Salisbury had gross PPP loan balances of $13 million, net of deferred fees, on its consolidated balance sheet compared with approximately $25 million at December 31, 2021. The PPP loans are reported on Salisbury’s balance sheet at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs on the loans are amortized as an adjustment to yield over the lives of the related loans, which is predominately five years. For the three months ended March 31, 2022, Salisbury recorded net interest income of $46 thousand and net origination fees of $0.4 million on PPP loans compared with interest income and net origination fees of $232 thousand and $1.1 million, respectively, for the three months ended March 31, 2021.

Credit Quality

Salisbury uses credit risk ratings as part of its determination of the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are considered not criticized and are aggregated as pass rated, and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions. Salisbury sold approximately $3.8 million of non-performing and under-performing loans during the first quarter to further manage the Bank’s credit risk proactively.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
March 31, 2022
Residential 1-4 family	$376,063	$3,132	$2,012	$—	$—	$381,207
Residential 5+ multifamily	53,214	77	85	—	—	53,376
Construction of residential 1-4 family	20,818	—	—	—	—	20,818
Home equity lines of credit	23,055	221	—	—	—	23,276
Residential real estate	473,150	3,430	2,097	—	—	478,677
Commercial	274,294	15,949	20,572	—	—	310,815
Construction of commercial	65,273	—	—	—	—	65,273
Commercial real estate	339,567	15,949	20,572	—	—	376,088
Farm land	1,152	1,206	420	—	—	2,778
Vacant land	14,673	37	—	—	—	14,710
Real estate secured	828,542	20,622	23,089	—	—	872,253
Commercial and industrial	174,968	584	1,946	—	—	177,498
Municipal	14,263	—	—	—	—	14,263
Consumer	14,354	—	2	—	—	14,356
Loans receivable, gross	$1,032,127	$21,206	$25,037	$—	$—	$1,078,370
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Residential 1-4 family	$367,225	$3,543	$2,363	$—	$—	$373,131
Residential 5+ multifamily	50,588	79	1,658	—	—	52,325
Construction of residential 1-4 family	19,738	—	—	—	—	19,738
Home equity lines of credit	23,037	212	21	—	—	23,270
Residential real estate	460,588	3,834	4,042	—	—	468,464
Commercial	271,821	16,034	23,068	—	—	310,923
Construction of commercial	58,838	—	—	—	—	58,838
Commercial real estate	330,659	16,034	23,068	—	—	369,761
Farm land	1,162	1,214	431	—	—	2,807
Vacant land	14,143	39	—	—	—	14,182
Real estate secured	806,552	21,121	27,541	—	—	855,214
Commercial and industrial	191,857	688	2,587	—	—	195,132
Municipal	16,534	—	—	—	—	16,534
Consumer	12,547	—	—	—	—	12,547
Loans receivable, gross	$1,027,490	$21,809	$30,128	$—	$—	$1,079,427

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
March 31, 2022
Residential 1-4 family	$379,534	$1,599	$59	$—	$15	$1,673	$—	$417
Residential 5+ multifamily	53,376	—	—	—	—	—	—	—
Construction of residential 1-4 family	20,818	—	—	—	—	—	—	—
Home equity lines of credit	23,210	66	—	—	—	66	—	—
Residential real estate	476,938	1,665	59	—	15	1,739	—	417
Commercial	310,356	—	205	—	254	459	—	1,887
Construction of commercial	65,273	—	—	—	—	—	—	—
Commercial real estate	375,629	—	205	—	254	459	—	1,887
Farm land	2,778	—	—	—	—	—	—	420
Vacant land	14,710	—	—	—	—	—	—	—
Real estate secured	870,055	1,665	264	—	269	2,198	—	2,724
Commercial and industrial	177,050	—	437	—	11	448	11	28
Municipal	14,263	—	—	—	—	—	—	—
Consumer	14,312	22	20	2	—	44	2	—
Loans receivable, gross	$1,075,680	$1,687	$721	$2	$280	$2,690	$13	$2,752

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2021
Residential 1-4 family	$372,620	$223	$135	$63	$90	$511	$—	$750
Residential 5+ multifamily	51,464	—	—	—	861	861	—	861
Construction of residential 1-4 family	19,668	—	70	—	—	70	—	—
Home equity lines of credit	23,000	165	98	—	7	270	—	21
Residential real estate	466,752	388	303	63	958	1,712	—	1,632
Commercial	310,331	87	251	—	254	592	—	1,924
Construction of commercial	58,838	—	—	—	—	—	—	—
Commercial real estate	369,169	87	251	—	254	592	—	1,924
Farm land	2,807	—	—	—	—	—	—	432
Vacant land	14,182	—	—	—	—	—	—	—
Real estate secured	852,910	475	554	63	1,212	2,304	—	3,988
Commercial and industrial	194,838	250	32	1	11	294	11	200
Municipal	16,534	—	—	—	—	—	—	—
Consumer	12,503	40	4	—	—	44	—	—
Loans receivable, gross	$1,076,785	$765	$590	$64	$1,223	$2,642	$11	$4,188

Troubled Debt Restructurings (TDRs)

There were no troubled debt restructurings in the first quarter of 2022 or in the three months ended March 31, 2021. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended March 31, 2022					Three months ended March 31, 2021
(in thousands)	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,846	$236	$(19)	$—	$3,063	$2,646	$208	$(9)	$1	$2,430
Residential 5+ multifamily	817	234	(231)	—	820	686	(64)	—	—	622
Construction of residential 1-4 family	186	9	—	—	195	65	12	—	—	77
Home equity lines of credit	198	2	(2)	—	198	252	(57)	—	—	195
Residential real estate	4,047	481	(252)	—	4,276	3,649	(317)	(9)	1	3,324
Commercial	5,416	(117)	(103)	—	5,196	6,546	530	(6)	10	7,080
Construction of commercial	1,025	114	—	—	1,139	596	(12)	—	—	584
Commercial real estate	6,441	(3)	(103)	—	6,335	7,142	518	(6)	10	7,664
Farm land	21	(2)	—	—	19	59	(9)	—	—	50
Vacant land	95	15	—	—	110	180	(71)	—	—	109
Real estate secured	10,604	491	(355)	—	10,740	11,030	121	(15)	11	11,147
Commercial and industrial	1,364	(143)	(46)	1	1,176	1,397	(28)	—	—	1,369
Municipal	31	(4)	—	—	27	43	—	—	—	43
Consumer	82	33	(15)	5	105	77	(3)	(24)	2	52
Unallocated	881	(14)	—	—	867	1,207	68	—	—	1,275
Totals	$12,962	$363	$(416)	$6	$12,915	$13,754	$158	$(39)	$13	$13,886

Charge-offs for first quarter 2022 included a write-down of $374 thousand to reduce the carrying value on $3.8 million of non-performing and under-performing loans, which Salisbury sold during the quarter, to the initial bid prices. The proceeds from the sale of these loans subsequently increased by approximately $239 thousand due to higher final bids. This increase was recorded in mortgage banking activities, net in Salisbury’s consolidated statement of income.

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2022
Residential 1-4 family	$379,269	$3,063	$1,938	$—	$381,207	$3,063
Residential 5+ multifamily	53,291	820	85	—	53,376	820
Construction of residential 1-4 family	20,818	195	—	—	20,818	195
Home equity lines of credit	23,276	198	—	—	23,276	198
Residential real estate	476,654	4,276	2,023	—	478,677	4,276
Commercial	307,548	5,173	3,267	23	310,815	5,196
Construction of commercial	65,273	1,139	—	—	65,273	1,139
Commercial real estate	372,821	6,312	3,267	23	376,088	6,335
Farm land	2,358	19	420	—	2,778	19
Vacant land	14,710	110	—	—	14,710	110
Real estate secured	866,543	10,717	5,710	23	872,253	10,740
Commercial and industrial	177,394	1,173	104	3	177,498	1,176
Municipal	14,263	27	—	—	14,263	27
Consumer	14,356	105	—	—	14,356	105
Unallocated allowance	—	867	—	—	—	867
Totals	$1,072,556	$12,889	$5,814	$26	$1,078,370	$12,915

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2021
Residential 1-4 family	$370,558	$2,845	$2,573	$1	$373,131	$2,846
Residential 5+ multifamily	51,376	817	949	—	52,325	817
Construction of residential 1-4 family	19,738	186	—	—	19,738	186
Home equity lines of credit	23,249	198	21	—	23,270	198
Residential real estate	464,921	4,046	3,543	1	468,464	4,047
Commercial	307,377	5,388	3,546	28	310,923	5,416
Construction of commercial	58,838	1,025	—	—	58,838	1,025
Commercial real estate	366,215	6,413	3,546	28	369,761	6,441
Farm land	2,375	21	432	—	2,807	21
Vacant land	14,182	95	—	—	14,182	95
Real estate secured	847,694	10,575	7,520	29	855,214	10,604
Commercial and industrial	194,856	1,297	276	67	195,132	1,364
Municipal	16,534	31	—	—	16,534	31
Consumer	12,547	82	—	—	12,547	82
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

March 31, 2022 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,051,041	$10,740	$—	$—	$1,051,041	$10,740
Potential problem loans [1]	21,515	1,282	—	—	21,515	1,282
Impaired loans	—	—	5,814	26	5,814	26
Unallocated allowance	—	867	—	—	—	867
Totals	$1,072,556	$12,889	$5,814	$26	$1,078,370	$12,915

December 31, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,046,614	$10,456	$—	$—	$1,046,614	$10,456
Potential problem loans [1]	25,016	1,529	—	—	25,016	1,529
Impaired loans	—	—	7,797	96	7,797	96
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or the fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows as of and for the three months ended:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2022
Residential	$—	$—	$21	$—	$—	$2,023	$2,144	$2,944	$14
Home equity lines of credit	—	—	—	—	—	—	—	15	—
Residential real estate	—	—	21	—	—	2,023	2,144	2,959	14
Commercial	598	598	602	23	7	2,669	3,214	2,856	11
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	420	447	426	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	598	598	623	23	7	5,112	5,805	6,241	25
Commercial and industrial	76	76	146	3	1	28	25	79	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$674	$674	$769	$26	$8	$5,140	$5,830	$6,320	$25

For the three months ended March 31, 2021, Salisbury recognized income of $32 thousand on impaired loans with a specific allowance and $57 thousand on impaired loans without a specific allowance.

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2021:

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

NOTE 4 – LEASES

The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance expenses are to be paid by Salisbury. The following table provides the assets and liabilities as of March 31, 2022 and December 31, 2021, as well as the costs of operating and financial leases, which are included in the Bank’s consolidated income statement for the three months ended March 31, 2022 and 2021.

(in thousands, except lease term and discount rate)	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Other assets	$966	$1,021
Finance	Bank premises and equipment [1]	4,045	3,791
Total Leased Assets		$5,011	$4,812
Liabilities
Operating	Other liabilities	$966	$1,021
Finance	Finance lease	4,363	4,107
Total lease liabilities		$5,329	$5,128
[1] Net of accumulated depreciation of $532 thousand and $496 thousand, respectively.

Lease cost	Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating leases	Premises and equipment	$74	$80
Finance leases:
Amortization of leased assets	Premises and equipment	35	25
Interest on finance leases	Interest expense	41	32
Total lease cost		$150	$137

Weighted Average Remaining Lease Term	March 31, 2022	December 31, 2021
Operating leases	7.2 years	6.9 years
Financing leases	24.9 years	23.5 years
Weighted Average Discount Rate [1]
Operating leases	3.71%	3.61%
Financing leases	3.89%	4.97%
[1] Salisbury uses the applicable FHLBB Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of March 31, 2022.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2022	$162	$223
2023	167	304
2024	129	314
2025	137	323
2026	137	334
Thereafter	380	4,968
Total future minimum lease payments	1,112	6,466
Less amount representing interest	(146)	(2,103)
Total present value of net future minimum lease payments	$966	$4,363

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	March 31, 2022	December 31, 2021
Residential mortgage loans serviced for others	$142,790	$140,623
Fair value of mortgage servicing rights	1,267	1,043

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2022	2021
Mortgage Servicing Rights
Balance, beginning of period	$700	$621
Originated	55	193
Amortization (1)	(39)	(75)
Balance, end of period	$716	$739
Valuation Allowance
Balance, beginning of period	—	(9)
Decrease in impairment reserve (1)	—	9
Balance, end of period	—	—
Mortgage servicing rights, net	$716	$739

(1) Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	March 31, 2022	December 31, 2021
Securities available-for-sale (at fair value)	$76,334	$75,737
Loans receivable (at book value)	368,531	378,845
Total pledged assets	$444,865	$454,582

At March 31, 2022, securities were pledged as follows: $68.16 million to secure public deposits, $8.16 million to secure repurchase agreements and $0.02 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

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

As of March 31, 2022 and December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Loans receivable(1)	$9,953	$9,982	$(47)	$(18)
Total	$9,953	$9,982	$(47)	$(18)

(1) These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $36.6 million; the cumulative basis adjustment associated with these hedging relationships was $47 thousand; and the amount of the designated hedged item was $10.0 million.

The table below presents the fair value of Salisbury’s derivative financial instrument and its classification on the Balance Sheet as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022			As of December 31, 2021
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other assets	$47	Other Assets	$18
Total Derivatives designated as hedge instruments			$47		$18

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2022 and 2021.

	Three months ended		Three months ended
	March 31, 2022		March 31, 2021
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of interest income and expense line items presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$2	$—	$1	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(28)	—	(2)	—
Derivatives designated as hedging instruments	$30	$—	$3	$—

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

As of March 31, 2022, the fair value of derivative was $48 thousand in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of March 31, 2022, Salisbury has not posted any collateral related to these agreements.

NOTE 8 – EARNINGS PER SHARE

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands, except per share data)	2022	2021
Net income	$3,568	$4,526
Less: Undistributed earnings allocated to participating securities	(60)	(64)
Net income allocated to common stock	$3,508	$4,462
Weighted-average common shares issued	2,867	2,845
Less: Unvested restricted stock awards	(49)	(40)
Weighted average common shares outstanding used to calculate basic earnings per common share	2,818	2,805
Add: Dilutive effect of stock options and restricted stock units	29	10
Weighted-average common shares outstanding used to calculate diluted earnings per common share	2,847	2,815
Earnings per common share (basic)	$1.24	$1.59
Earnings per common share (diluted)	$1.23	$1.59

NOTE 9 – SHAREHOLDERS’ EQUITY

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

The Bank is subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At March 31, 2022, the Bank exceeded the minimum requirement for the capital conservation buffer. As of March 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

In March 2022, Salisbury announced that its Board of Directors renewed a share repurchase program, which provides for the repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over the next twelve months. Salisbury has not yet repurchased any shares pursuant to such program.

The Bank’s risk-weighted assets at March 31, 2022 and December 31, 2021 were $1,113.4 million and $1,085.4 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital (to risk-weighted assets)	$155,665	13.98%	$89,075	8.0%	$116,911	10.5%	$111,344	10.0%

Tier 1 Capital (to risk-weighted assets)	142,567	12.80	66,806	6.0	94,642	8.5	89,075	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	142,567	12.80	50,105	4.5	77,941	7.0	72,374	6.5

Tier 1 Capital (to average assets)	$142,567	9.66	$59,010	4.0	$59,010	4.0	$73,763	5.0
December 31, 2021
Total Capital (to risk-weighted assets)	$152,789	14.08%	$86,832	8.0%	$113,968	10.5%	$108,541	10.0%

Tier 1 Capital (to risk-weighted assets)	139,681	12.87	65,124	6.0	92,259	8.5	86,832	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	139,681	12.87	48,843	4.5	75,978	7.0	70,551	6.5

Tier 1 Capital (to average assets)	$139,681	9.42	$59,285	4.0	$59,285	4.0	$74,106	5.0

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

NOTE 10 – BENEFITS

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury’s 401(k) Plan expense was $294 thousand and $286 thousand, respectively, for the three-month periods ended March 31, 2022 and 2021.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury’s ESOP expense was $35 thousand and $55 thousand, respectively, for the three-month periods ended March 31, 2022 and 2021.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $771 thousand and $779 thousand at March 31, 2022, and December 31, 2021, respectively. The Bank realized a credit of $8 thousand for the three months ended March 31, 2022 and expenses under this arrangement for the three months ended March 31, 2021 of $86 thousand.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. In 2021 and 2020, the Bank awarded seven (7) Executives with discretionary contributions to the plan. Expenses related to this plan for the first three months ended March 31 amounted to $47 thousand in 2022 and $29 thousand in 2021.

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

For plan years commencing after December 31, 2021, participants are required to enter into a “Participation Agreement” on initial participation that will set forth, among other things, the vesting schedule for any discretionary contributions received and the participant’s benefit age (i.e. the eligible “retirement age”). A participant will also be required to enter into an “Annual Election Form” which will set forth (i) the participant’s distribution elections under various circumstances and (ii) commencing in 2023, the amount of a participant’s elective deferrals of base salary and/or discretionary bonus or incentive compensation. Under the Amended and Restated Plan, each discretionary contribution would vest based on a rolling five-year vesting schedule, so that in the sixth year of participation the first year’s contribution would be 100% vested and the fifth-year contribution would be 20% vested. Vesting of discretionary contributions generally accelerates when a participant reaches benefit age, however, the Bank can delegate one or more discretionary contributions for a particular person as contributions for which vesting would not automatically accelerate.

The amended and restated Plan provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation from service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments. Payment of benefits under the Plan, other than benefits payable as a result of base salary deferrals, are conditioned on the participant’s covenant to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one year following the participant’s separation from service. The Bank will establish a grantor trust to hold the assets of the Plan. Until distributed, the assets of the Plan are not legally owned by the participants. Salisbury anticipates that contributions will be made under the amended and restated Plan beginning in second quarter 2022.

Management Agreements: Salisbury or the Bank has entered into various management agreements with its named executive officers (“NEOs”), including a severance agreement with Mr. Cantele, President and Chief Executive Officer, a change in control agreement with Mr. Albero, Executive Vice President and Chief Financial Officer, and a severance agreement with Mr. Davies, President of the New York Region and Chief Lending Officer. In addition to these agreements, Salisbury has change in control agreements or a severance agreement, with change in control provisions, with eleven other executives with payouts ranging from 0.5 to 1.0 times base salary, annual cash bonus and other benefits. Such agreements, and their subsequent amendments, are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury’s operations.

NOTE 11 – LONG TERM INCENTIVE PLANS

Restricted stock

On February 28, 2022, Salisbury granted a total of 14,350 shares of restricted stock to certain employees pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock granted was approximately $813 thousand. Expense in first quarter 2022 and 2021 related to employee and directors’ stock-based compensation totaled $188 thousand and $132 thousand, respectively. Unrecognized compensation cost relating to the awards as of March 31, 2022 and 2021 totaled $1,550 thousand and $646 thousand, respectively. There were no forfeitures in the first quarter of 2022 or 2021.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank’s performance. This RSU plan replaced the Bank’s Phantom Stock Appreciation Units plan (Phantom). The performance goal for awards granted under the RSU plan in 2019 was based on the increase in the Bank’s tangible book value by $3.50 per share over the performance period for threshold performance. On March 29, 2022, these awards vested at 150% of target for achieving in excess of target payout performance ($5.00 increase in tangible book value per share).

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

On February 28, 2022, the Compensation Committee of the Board of Directors approved grants of performance-based restricted stock units to its NEOs and other key employees under the Company’s 2017 Long Term Incentive Plan. The Compensation Committee granted a total of 6,950 RSUs, including 3,500 RSUs to NEOs. Richard J. Cantele, Jr., President and Chief Executive Officer received 1,500 target RSUs; John M. Davies, President of NY Region and Chief Lending Officer received 1,000 target RSUs; and Peter Albero, Executive Vice President and Chief Financial Officer received 1,000 target RSUs. The maximum number of shares deliverable upon vesting of RSUs assuming 150% of the TBV growth target is met or exceeded, will be 10,425.

The fair value of the awards granted under the RSU plan at the grant date was $394 thousand and $354 thousand, respectively, for those grants awarded in 2022 and 2021. Compensation expense of $97 thousand and $71 thousand was recorded with respect to all RSUs granted to date for the three months ended March 31, 2022 and 2021, respectively. No performance-based restricted stock units were awarded prior to 2019. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $267 thousand and $238 thousand for the three months ended March 31, 2022 and 2021, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In the first quarter 2022, no stock options were exercised. In 2021, 1,755 stock options were exercised at $17.04 per share by one former Riverside Bank executive.

NOTE 12 – FAIR VALUE OF ASSETS AND LIABILITIES

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

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Assets held for sale. The fair value of assets held for sale is based on independent market prices, appraised values or the contractual selling price.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2022
Assets at fair value on a recurring basis
U.S. Treasury	$—	$19,103	$—	$19,103
U.S. Government Agency notes	—	31,933	—	31,933
Municipal bonds	—	48,299	—	48,299
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	76,796	—	76,796
Collateralized mortgage obligations:
U.S. Government agencies	—	25,920	—	25,920
Corporate bonds	—	13,601	—	13,601
Securities available-for-sale	$—	$215,652	$—	$215,652
CRA mutual funds	862	—	—	862
Derivative financial instruments	—	47	—	47

December 31, 2021
Assets at fair value on a recurring basis
U.S. Treasury	$—	$15,131	$—	$ 15,131
U.S. Government Agency notes	—	31,604	—	31,604
Municipal bonds	—	47,822	—	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	74,541	—	74,541
Collateralized mortgage obligations:
U.S. Government agencies	—	20,898	—	20,898
Corporate bonds	—	12,400	—	12,400
Securities available-for-sale	$—	$202,396	$—	$202,396
CRA mutual fund	901	—	—	901
Derivative financial instruments	—	18	—	18
Assets at fair value on a non-recurring basis
Assets held for sale [1]	$700	$—	$—	$700

1 Prior to December 31, 2021, the Bank entered into an agreement with a third party to sell the building that housed its Poughkeepsie, New York retail branch and relocate the branch to leased space nearby. This sale was completed in January 2022. At March 31, 2022, Salisbury did not have any assets measured at fair value on a non-recurring basis.

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2022
Financial Assets
Cash and cash equivalents	$98,861	$98,861	$98,861	$—	$—
Interest bearing time deposits with financial institutions	750	750	750
Securities available-for-sale, net	215,652	215,652	—	215,652	—
CRA mutual fund	862	862	862	—	—
Federal Home Loan Bank of Boston stock	1,077	1,077	—	1,077	—
Loans held-for-sale	1,070	1,077	—	—	1,077
Loans receivable, net	1,066,216	1,055,745	—	—	1,055,745
Accrued interest receivable	5,895	5,895	—	5,895	—
Cash surrender value of life insurance policies	27,900	27,900	—	27,900	—
Derivative financial instruments	47	47	—	47	—
Financial Liabilities
Demand (non-interest-bearing)	$370,082	$370,082	$—	$370,082	$—
Demand (interest-bearing)	233,893	233,893	—	233,893	—
Money market	317,462	317,462	—	317,462	—
Savings and other	240,824	240,824	—	240,824	—
Certificates of deposit	128,213	128,663	—	128,663	—
Deposits	1,290,474	1,290,924	—	1,290,924	—
Repurchase agreements	8,161	8,161	—	8,161	—
FHLBB advances	419	419	—	419	—
Subordinated debt	24,488	24,409	—	24,409	—
Note payable	159	162	—	162	—
Finance lease obligation	4,363	4,312	—	—	4,312
Accrued interest payable	37	37	—	37	—

December 31, 2021
Financial Assets
Cash and cash equivalents	$175,335	$175,335	$175,335	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	202,396	202,396	—	202,396	—
CRA mutual fund	901	901	901	—	—
Federal Home Loan Bank of Boston stock	1,397	1,397	—	1,397	—
Loans held-for-sale	2,684	2,721	—	—	2,721
Loans receivable, net	1,066,750	1,066,733	—	—	1,066,733
Accrued interest receivable	6,260	6,260	—	6,260	—
Cash surrender value of life insurance policies	27,738	27,738	—	27,738	—
Derivative financial instruments	18	18	—	18	—
Financial Liabilities
Demand (non-interest-bearing)	$416,073	$416,073	$—	$416,073	$—
Demand (interest-bearing)	233,600	233,600	—	233,600	—
Money market	330,436	330,436	—	330,436	—
Savings and other	237,075	237,075	—	237,075	—
Certificates of deposit	119,009	119,716	—	119,716	—
Deposits	1,336,193	1,336,900	—	1,336,900	—
Repurchase agreements	11,430	11,430	—	11,430	—
FHLBB advances	7,656	7,714	—	7,714	—
Subordinated debt	24,474	24,409	—	24,409	—
Note payable	170	171	—	171	—
Finance lease liability	4,107	4,223	—	—	4,223
Accrued interest payable	49	49	—	49	—

NOTE 13 – SUBSEQUENT EVENTS

On April 20, 2022 the Board of Directors declared a quarterly dividend of $0.32 per common share payable on May 27, 2022 to shareholders of record as of May 13, 2022.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2021. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

FINANCIAL CONDITION

Securities and Short Term Funds

During the first quarter of 2022, available-for-sale (AFS) securities increased $13.3 million, or 6.5%, to $215.7 million as Salisbury continued to invest excess cash balances in U.S. Treasuries, U.S. Agency bonds, municipal securities and U.S. bank-issued subordinated debt offerings. The market value of Salisbury’s AFS portfolio was approximately 14.7% of total assets at March 31, 2022 compared with 13.2% at December 31, 2021. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $76.5 million, or 43.6% to $98.9 million.

The sharp increase in market interest rates in first quarter 2022 resulted in inception-to-date after-tax unrealized losses in Salisbury’s AFS portfolio of $8.4 million at March 31, 2022 compared with an after-tax unrealized gain of $0.9 million at December 31, 2021. These unrealized losses and gains are recorded in accumulated other comprehensive income, net on Salisbury’s consolidated balance sheet. Salisbury evaluates securities for OTTI when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at March 31, 2022.

Loans

Net loans receivable of $1.1 billion at March 31, 2022 were essentially unchanged from December 31, 2021. At March 31, 2022 Salisbury had PPP loans of approximately $13.7 million on its balance sheet compared with approximately $25.6 million at December 31, 2021. Excluding PPP loans, net loans receivable of $1.1 billion increased $11.4 million, or 10.9% from year end 2021. The increase primarily reflected growth in residential mortgage, commercial construction and consumer loan balances, partially offset by lower commercial and industrial and municipal loan balances. Salisbury continued to experience strong demand for residential mortgage loans in first quarter 2022. Residential mortgage loan originations were $31.9 million during first quarter 2022 compared with $41.4 million in fourth quarter 2021. Salisbury sold $5.5 million of residential loans to FHLB Boston in first quarter 2022 compared with $4.2 million in fourth quarter 2021, as part of the Bank’s strategy to manage interest rate risk. The ratio of gross loans to deposits for first quarter 2022 was 83.6% compared with 80.8% for fourth quarter 2021.

Asset Quality

During the first three months of 2022, asset quality improved, and non-performing assets declined $1.4 million from $4.2 million, or 0.39% of gross loans receivable to $2.8 million, or 0.26% of gross loans receivable and total impaired and potential problem loans declined $5.5 million from $32.8 million, or 3.04% of gross loans receivable to $27.3 million, or 2.5% of gross loans receivable at March 31, 2022.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”, this guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of the virus. The guidance goes on to explain that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of the relief program are not Troubled Debt Restructurings (“TDRs”).  Section 4013 of the CARES Act addresses modifications resulting from the pandemic and specified that virus related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied Section 4013 guidance and implemented a loan payment deferral program which allows residential, commercial and consumer borrowers, who have been adversely affected by the virus and whose loans were not more than 30 days past due at December 31, 2019, to defer loan payments for up to three months. At March 31, 2022, Salisbury did not have any outstanding loan payment deferrals.

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

On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. Certain provisions of the CARES Act were modified and extended by the Act. One of the features of the Act was the provision of $284 billion in additional funding for the PPP program, including a second draw Paycheck Protection Program for qualifying businesses for which there was a quarterly revenue reduction of at least 25% compared to the same quarter in 2019. Salisbury processed another 435 customer PPP applications for loans of approximately $47 million in 2021. As of March 31, 2022, Salisbury had approximately $14 million of PPP loans on its balance sheet compared with approximately $26 million at December 31, 2021.

Past Due Loans

Loans past due 30 days or more increased slightly during first quarter 2022 to $2.7 million, or 0.25% of gross loans receivable at March 31, 2022 compared with $2.6 million, or 0.24% of gross loans receivable at December 31, 2021.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Past due 30-59 days	$1,687	$751
Past due 60-89 days	662	590
Past due 90-179 days	2	1
Past due 180 days and over	11	10
Accruing loans	2,362	1,352
Past due 30-59 days	—	14
Past due 60-89 days	59	—
Past due 90-179 days	—	63
Past due 180 days and over	269	1,213
Non-accrual loans	328	1,290
Total loans past due 30 days or greater	$2,690	$2,642

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

•	Loans risk rated as "special mention" (5) possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.
•	Loans risk rated as "substandard" (6) are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on sale of collateral or other secondary sources of collection.
•	Loans risk rated as "doubtful" (7) have the same weaknesses as substandard loans with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, to be highly improbable. The possibility of loss is high, but due to certain important and reasonably specific pending factors, which may work to strengthen the loan, its reclassification as an estimated loss is deferred until its exact status can be determined.
•	Loans risk rated as "loss" (8) are considered uncollectible and of such little value that continuance as Bank assets is unwarranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this loan even though partial recovery may be made in the future.

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans, excluding troubled debt restructured loans	$2,453	$2,838
Non-accrual troubled debt restructured loans	299	1,350
Accruing troubled debt restructured loans	3,062	3,609
Total impaired loans	$5,814	$7,797
Commitments to lend additional amounts to impaired borrowers	$—	$—

Non-Performing Assets

Non-performing assets decreased $1.4 million to $2.8 million, or 0.19% of assets at March 31, 2022, from $4.2 million, or 0.27% of assets at December 31, 2021, and decreased $2.9 million from $5.7 million, or 0.41% of assets at March 31, 2021.

The components of non-performing assets are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Residential 1-4 family	$417	$750
Residential 5+ multifamily	—	861
Home equity lines of credit	—	21
Commercial	1,887	1,924
Farm land	420	432
Vacant land	—	—
Real estate secured	2,724	3,988
Commercial and industrial	28	200
Consumer	—	—
Non-accrual loans	2,752	4,188
Accruing loans past due 90 days and over	13	11
Non-performing loans	2,765	4,199
Foreclosed assets	—	—
Non-performing assets	$2,765	$4,199

The past due status of non-performing loans is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Current	$2,424	$2,898
Past due 30-59 days	—	14
Past due 60-89 days	59	—
Past due 90-179 days	2	64
Past due 180 days and over	280	1,223
Total non-performing loans	$2,765	$4,199

At March 31, 2022, 87.67% of non-performing loans were current with respect to loan payments, compared with 69.02% at December 31, 2021.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $1.6 million during first quarter 2022 to $3.4 million, or 0.31% of gross loans receivable at March 31, 2022, compared to $5.0 million, or 0.46% of gross loans receivable at December 31, 2021. The reduction in balances primarily reflected the sale of approximately $1.1 million of TDR loans during first quarter 2022.

The components of troubled debt restructured loans are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Residential 1-4 family	$1,521	$1,824
Residential 5+ multifamily	85	87
Commercial	1,380	1,622
Real estate secured	2,986	3,533
Commercial and industrial	76	76
Accruing troubled debt restructured loans	3,062	3,609
Residential 1-4 family	71	256
Residential 5+ multifamily	—	861
Commercial	228	233
Real estate secured	299	1,350
Non-accrual troubled debt restructured loans	299	1,350
Troubled debt restructured loans	$3,361	$4,959

The past due status of troubled debt restructured loans is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Current	$3,025	$3,540
Past due 30-59 days	37	37
Past due 60-89 days	—	32
Accruing troubled debt restructured loans	3,062	3,609
Current	299	414
Past due 180 days and over	—	936
Non-accrual troubled debt restructured loans	299	1,350
Total troubled debt restructured loans	$3,361	$4,959

At March 31, 2022, 98.90% of troubled debt restructured loans were current with respect to loan payments, as compared with 79.73% at December 31, 2021.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans decreased $3.5 million during the first quarter of 2022 to $21.5 million, or 1.99% of gross loans receivable at March 31, 2022, compared with $25.0 million, or 2.32% of gross loans receivable at December 31, 2021. The decrease in potential problem loans from year end 2021 primarily reflected the sale of approximately $1.5 million of potential problem loans, internal risk rating upgrades on approximately $1.5 million of loans and loan payments.

The components of potential problem loans are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Residential 1-4 family	$986	$999
Residential 5+ multifamily	—	709
Home equity lines of credit	—	—
Residential real estate	986	1,708
Commercial	18,686	20,998
Construction of commercial	—	—
Commercial real estate	18,686	20,998
Farm land	—	—
Real estate secured	19,672	22,706
Commercial and industrial	1,841	2,310
Consumer	2	—
Total potential problem loans	$21,515	$25,016

The past due status of potential problem loans is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Current	$21,484	$24,977
Past due 30-59 days	22	23
Past due 60-89 days	7	16
Past due 90-179 days	2	—
Total potential problem loans	$21,515	$25,016

At March 31, 2022, 99.86% of potential problem loans were current with respect to loan payments, as compared with 99.84% at December 31, 2021. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits decreased $45.7 million, or 3.4%, during first quarter 2022, to $1.29 billion at March 31, 2022, compared with $1.34 billion at December 31, 2021. Retail repurchase agreements decreased $3.2 million, or 28.1%, during first quarter 2022 to $8.2 million at March 31, 2022, compared with $11.4 million at December 31, 2021.

The distribution of average total deposits by account type was as follows:

	March 31, 2022			December 31, 2021
(in thousands)	Average Balance	Percent	Weighted Interest Rate	Average Balance	Percent	Weighted Interest Rate
Demand deposits	$386,894	29.65%	0.00%	$366,953	29.28%	0.00%
Interest-bearing checking accounts	232,464	17.82	0.17	224,763	17.93	0.19
Regular savings accounts	233,092	17.87	0.11	215,300	17.18	0.11
Money market savings	321,198	24.62	0.16	315,469	25.17	0.17
Certificates of deposit (CD’s)	131,059	10.05	0.59	130,879	10.44	0.72
Total deposits	$1,304,707	100.00%	0.15%	$1,253,364	100.00%	0.17%

The classification of certificates of deposit by interest rates is as follows:

Interest rates	March 31, 2022	December 31, 2021
Less than 1.00%	$108,584	$97,099
1.00% to 1.99%	13,594	14,919
2.00% to 2.99%	6,035	6,493
3.00% to 3.99%	—	498
Total	$128,213	$119,009

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At March 31, 2022
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$86,693	$11,745	$3,714	$6,432	$108,584	84.69%
1.00% to 1.99%	6,900	2,268	4,426	—	13,594	10.60%
2.00% to 2.99%	304	4,490	1,241	—	6,035	4.71%
Total	$93,897	$18,503	$9,381	$6,432	$128,213	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

March 31, 2022 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$31,534	$10,348	$22,328	$17,744	$81,954

FHLBB advances decreased $7.2 million during the first quarter of 2022 to $0.4 million at March 31, 2022, compared with $7.7 million at December 31, 2021. The decrease reflected the pay-off of a $6.0 million advance due in December 2022 as well as payments on an amortized advance. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts. These letters of credit are secured primarily by residential mortgage loans. The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding. At March 31, 2022, $20.0 million of letters of credit were outstanding compared with $20.0 million at December 31, 2021.

There were no short-term FHLBB advances during the three month period ended March 31, 2022 and 2021.

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At March 31, 2022, Salisbury’s excess borrowing capacity at FHLBB was approximately $251.0 million. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury’s net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2022 provided net cash of $5.5 million. Investing activities utilized net cash of $24.5 million due to the purchase of securities available-for-sale of $145.3 million, and $0.3 million for the purchase of fixed assets, partly offset by $102.4 million from the maturities/principal paydowns of available-for-sale (AFS) securities net loan originations of $0.6 million and $17.7 from proceeds from sale of securities. Financing activities utilized net cash of $57.4 million primarily due to the decrease of savings deposits of $54.9 million, principal payments of $1.3 million on FHLB advances, the maturity of a $6.0 million FHLB advance and a decrease of $3.3 million in securities sold under agreements to repurchase, partly offset by a net increase of $9.2 million in time deposit balances.

At March 31, 2022, Salisbury had outstanding commitments to fund new loan originations of $87.8 million and unused lines of credit of $214.7 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2022 and 2021

OVERVIEW

Net income allocated to common shareholders was $3.5 million, or $1.24 basic earnings per common share, for the first quarter ended March 31, 2022 (first quarter 2022), compared with $4.1 million, or $1.45 basic earnings per common share, for the fourth quarter ended December 31, 2021 (fourth quarter 2021), and $4.5 million, or $1.59 basic earnings per common share, for the first quarter ended March 31, 2021 (first quarter 2021). The decrease from fourth quarter 2021 primarily reflected non-recurring fraud-related losses of $251 thousand as well as a provision expense for loan losses of $363 thousand in first quarter 2022 compared with a net release of credit reserves of $202 thousand in fourth quarter 2021. The decrease from first quarter 2021 primarily reflected the non-recurring fraud-related losses and higher compensation expense in first quarter 2022, which partially reflected higher salary expense and the deferral of more compensation expense in the prior year first quarter due to the processing of PPP loans.

Net Interest Income

Tax equivalent net interest income for first quarter 2022 decreased $36 thousand or 0.34%, versus first quarter 2021. Average total earning assets for the first quarter 2022 increased $154.6 million versus first quarter 2021. Average total interest bearing deposits for the first quarter 2022 increased $83.5 million versus first quarter 2021. The tax equivalent net interest margin for the first quarter 2022 was 2.95% compared with 3.34% for the first quarter 2021. Excluding PPP loans, the tax equivalent net interest margin for the first quarter 2022 was 2.86% compared with 3.16% for the first quarter 2021.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Loans (a)(d)	$1,079,610	$1,051,658	$10,277	$10,592	3.79%	4.02%
Securities (c)(d)	208,140	103,062	962	640	1.85	2.48
FHLBB stock	1,434	1,948	7	9	2.05	1.85
Short term funds (b)	123,454	101,401	50	25	0.16	0.10
Total interest-earning assets	1,412,638	1,258,069	11,296	11,266	3.19	3.57
Other assets	74,795	71,252
Total assets	$1,487,433	$1,329,321
Interest-bearing demand deposits	$232,464	$218,425	99	106	0.17	0.20
Money market accounts	321,198	288,767	126	129	0.16	0.18
Savings and other	233,092	197,526	64	56	0.11	0.11
Certificates of deposit	131,059	129,603	189	264	0.59	0.83
Total interest-bearing deposits	917,813	834,321	478	555	0.21	0.27
Repurchase agreements	7,146	8,453	3	3	0.14	0.15
Finance lease	5,097	2,824	41	32	3.23	4.60
Note payable	163	200	2	3	6.12	6.18
Subordinated debt (net of issuance costs)	24,480	10,156	233	119	3.81	4.68
FHLBB advances	2,974	11,825	55	34	7.46	1.14
Total interest-bearing liabilities	957,673	867,779	812	746	0.34	0.35
Demand deposits	386,884	328,372
Other liabilities	7,036	6,839
Shareholders’ equity	135,840	126,331
Total liabilities & shareholders’ equity	$1,487,433	$1,329,321
Net interest income (d)			$10,484	$10,520
Spread on interest-bearing funds					2.84	3.22
Net interest margin (e)					2.95	3.34

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $178,000 and $170,000, respectively, for 2022 and 2021 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2022 versus 2021
Change in interest due to	Volume	Rate	Net
Loans	$304	$(619)	$(315)
Securities	568	(246)	322
FHLBB stock	(3)	1	(2)
Short term funds	8	17	25
Interest-earning assets	877	(847)	30
Deposits	58	(135)	(77)
Repurchase agreements	—	—	—
Finance lease	23	(14)	9
Note payable	(1)	—	(1)
Subordinated debt	152	(38)	114
FHLBB advances	(96)	117	21
Interest-bearing liabilities	136	(70)	66
Net change in net interest income	$741	$(777)	$(36)

Interest Income

Tax equivalent interest income increased $30 thousand, or 0.3%, to $11.3 million for first quarter 2022 as compared with first quarter 2021. Loan income as compared to first quarter 2021 decreased $315 thousand, or 3.0%, primarily due to a 23 basis point decrease in the average loan yield, partly offset by a $27.9 million, or 2.7%, increase in average loans. Tax equivalent securities income increased $322 thousand, or 50.3%, for first quarter 2022 as compared with first quarter 2021, primarily due to a $105.0 million, or 100.1%, increase in average balances, partly offset by a 63 basis point decrease in average yield. Income on short-term funds as compared to first quarter 2021 increased $25 thousand, or 100.0%, primarily due to a $22.1 million, or 21.7% increase in average balances and a 6 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense increased $66 thousand, or 8.8%, to $812 thousand for first quarter 2022 as compared with first quarter 2021. Interest on deposit accounts decreased $77 thousand, or 13.9%, as a result of a 6 basis point decrease in average deposit rates, partly offset by a $83.5 million, or 10.0%, increase in the average balances as compared with first quarter 2021. Interest expense on FHLBB borrowings increased $21 thousand, or 61.8%, due to a 632 basis point increase in the average borrowings rate, partly offset by an average balance decrease of $8.9 million, or 74.8%, as compared with first quarter 2021. Interest expense on FHLBB borrowings for first quarter 2022 included a non-recurring expense of approximately $30 thousand to pay off a $6 million advance due in December 2022. Interest expense on subordinated debt increased $114 thousand as compared to first quarter 2021 primarily due to an average balance increase of $14.3 million, or 141.0%, partly offset by an 87 basis point decrease in average yield.

Provision and Allowance for Loan Losses

During first quarter 2022, the allowance for loan losses increased by the provision for loan loss expense of $363 thousand compared with a net reserve release of $202 thousand for fourth quarter 2021 and a provision expense of $158 thousand for first quarter 2021. Net loan charge-offs (recoveries) were $410 thousand for the first quarter 2022, $3 thousand for fourth quarter 2021 and $25 thousand for the first quarter 2021. Charge-offs for first quarter 2022 included a write-down of $374 thousand to reduce the carrying value on $3.8 million of non-performing and under-performing residential and commercial loans, which Salisbury sold during the quarter, to the initial bid prices. The proceeds from the sale of these loans subsequently increased by approximately $239 thousand due to higher final bids. This increase was recorded as a pre-tax gain on sale in Salisbury’s consolidated statement of income.

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans, excluding PPP loans, was 1.21% for the first quarter 2022, versus 1.23% for the fourth quarter 2021 and 1.45% for the first quarter 2021. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 467% for first quarter of 2022, versus 309% for fourth quarter of 2021 and 243% for first quarter of 2021.

The following table details the principal categories of credit quality ratios:

Three months ended March 31,	2022	2021
Net charge-offs (recoveries) to average loans receivable, gross	0.04%	0.00%
Non-performing loans to loans receivable, gross	0.26	0.54
Accruing loans past due 30-89 days to loans receivable, gross	0.25	0.23
Allowance for loan losses to loans receivable, gross	1.20	1.32
Allowance for loan losses to non-performing loans	467.27	243.37
Non-performing assets to total assets	0.19	0.41

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $2.8 million, or 0.26% of gross loans receivable at March 31, 2022 as compared to $4.2 million, or 0.39% at December 31, 2021 and $5.7 million, or 0.54%, at March 31, 2021. Accruing loans past due 30-89 days were $2.3 million, or 0.25% of gross loans receivable compared with $1.3 million, or 0.12% of gross loans receivable at December 31, 2021 and $2.4 million, or 0.23% of gross loans receivable, at March 31, 2021. See “Financial Condition – Asset Quality” above for further discussion and analysis.

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

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2022.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2022	2021	2022 vs. 2021
Trust and wealth advisory	$1,241	$1,146	$95	8.3%
Service charges and fees	1,138	950	188	19.8
Mortgage banking activities, net	355	608	(253)	(41.6)
Losses on CRA mutual fund	(42)	(16)	(26)	162.5
Gains on available-for-sale securities, net	210	—	210	n/a
BOLI income and gains	162	125	37	29.6
Other	30	28	2	7.1
Total non-interest income	$3,094	$2,841	$253	8.9%

Non-interest income increased $253 thousand, or 8.9% in the first quarter of 2022 versus the first quarter of 2021. Trust and wealth advisory revenues increased $95 thousand versus first quarter 2021 primarily due to higher asset-based fees. Assets under administration were $1.0 billion at March 31, 2022 compared with $1.1 billion at December 31, 2021 and $902.1 million at March 31, 2021. Discretionary assets under administration of $625.3 million in first quarter 2022 decreased from $657.8 million in fourth quarter 2021 and increased from $578.2 million in first quarter 2021 primarily due to changes in market valuations. Non-discretionary assets under administration of $423.9 million in first quarter 2022 declined from $425.4 million in fourth quarter 2021 and increased from $323.9 million in first quarter 2021. The increase in non-discretionary assets from first quarter 2021 primarily reflected the addition of partnership assets under administration for the same client relationship. The trust and wealth business records only a nominal annual fee on this relationship.

Service charges and fees increased $188 thousand versus first quarter 2021 primarily reflected higher deposit fees. First quarter 2022 income from mortgage sales and servicing decreased $253 thousand due to a lower volume of sales of residential mortgage loans to the FHLB Boston. Mortgage sales in first quarter 2022 were $5.5 million compared with $21.3 million for first quarter 2021. Mortgage banking activities, net for first quarter 2022 also included a pre-tax gain of $239 thousand on the sale of $3.4 million of non-performing and under-performing commercial and residential loans.

The first quarter 2022 included net losses of $42 thousand on investments in CRA Funds compared with net losses of $16 thousand in first quarter 2021. Non-interest income for first quarter 2022 included a pre-tax gain on the sale of available-for-sale (“AFS”) securities of $210 thousand. Salisbury did not recognize any gains or losses on the sale of AFS securities in the comparative periods.

BOLI income of $162 thousand increased $37 thousand compared to $125 thousand in first quarter 2021. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2022	2021	2022 vs. 2021
Salaries	$3,479	$2,901	$578	19.9%
Employee benefits	1,277	1,312	(35)	(2.7)
Premises and equipment	1,104	954	150	15.7
Loss on sale of assets	9	—	9	n/a
Information processing and services	685	565	120	21.2
Professional fees	787	711	76	10.7
Collections, OREO, and loan related	117	84	33	39.3
FDIC insurance	171	145	26	17.9
Marketing and community support	184	82	102	124.4
Amortization of core deposit intangibles	54	71	(17)	(23.9)
Other	786	434	352	81.1
Non-interest expense	$8,653	$7,259	$1,394	19.2%

Non-interest expense for first quarter 2022 increased $1.4 million versus first quarter 2021. Salaries expense increased $578 thousand versus first quarter 2021. The increase primarily reflected higher salary, production and incentive accruals and significantly lower deferred loan origination expenses due to the processing of PPP loans in first quarter 2021. Employee benefits expense decreased $35 thousand versus first quarter 2021 primarily due to lower medical insurance costs and deferred compensation expense. Premises and equipment expense increased $150 thousand versus first quarter 2021 due to higher utility costs and higher software expense. Information processing expense increased $120 thousand versus first quarter 2021 primarily due to higher core processing costs and ATM and debit card processing fees. Professional fees increased $76 thousand versus first quarter 2021 primarily as a result of increased consulting and investment management fees. Loan and OREO related expenses increased $33 thousand versus first quarter 2021, mainly due to higher appraisal expenses and mortgage recording taxes. Marketing and community support expense increased $102 thousand versus first quarter 2021 primarily due to timing of current marketing campaigns and contributions. The increase in other expenses of $352 thousand included two isolated instances of debit card or check cashing fraud-related losses aggregating $251 thousand in first quarter 2022.

Income Taxes

The effective income tax rates for first quarter 2022 and first quarter 2021 were 18.60% and 21.61%, respectively. The lower tax rate in the first quarter 2022 primarily reflected a higher mix of tax-exempt income from municipal bonds, tax advantaged loans and bank-owned life insurance on a comparatively lower level of pre-tax income.

Salisbury did not incur Connecticut income tax in 2022 (to date) or 2021, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay Connecticut state income tax, other than minimum Connecticut state income tax, in the foreseeable future unless there is a change in Connecticut tax law.

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity decreased $6.5 million in first quarter to $130.1 million at March 31, 2022 as unrealized losses in the available-for-sale securities (“AFS”) portfolio of $9.3 million and common stock dividends paid of $0.9 million were partially offset by net income of $3.6 million and other activity of $0.1 million. The unrealized losses in the AFS portfolio, which reflected the sharp increase in market interest rates during first quarter 2022, reduced both book value and tangible book value at March 31, 2022. Book value per common share of $45.12 at March 31, 2022 decreased $2.61 from fourth quarter 2021 and increased $0.40 from first quarter 2021. Tangible book value per common share of $40.20 at March 31, 2022 decreased $2.56 from fourth quarter 2021 and increased $0.55 from first quarter 2021.

Capital Requirements

Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. The unrealized losses in the AFS portfolio noted above do not affect the Bank’s regulatory capital ratios. As a well-capitalized financial institution, the Bank pays lower federal deposit insurance premiums than those banks that are not “well-capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows:

	March 31, 2022	December 31, 2021
Total Capital (to risk-weighted assets)	13.98%	14.08%
Common Equity Tier 1 Capital	12.80	12.87
Tier 1 Capital (to risk-weighted assets)	12.80	12.87
Tier 1 Capital (to average assets)	9.65	9.42

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

As of March 31, 2022, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Share Repurchases

On March 23, 2022 Salisbury announced that its Board of Directors has renewed its share repurchase program that was established in March 2021. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over a period of the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares over the next twelve (12) months. Salisbury did not repurchase any shares during first quarter 2022.

Stock Split

In March 2022, the Board of Directors of Salisbury approved and recommended to shareholders an amendment to Salisbury’s Certificate of Incorporation to increase Salisbury’s authorized shares of Common Stock from 5,000,000 to 10,000,000 shares, subject to shareholder approval (the “Certificate of Amendment Proposal”) at Salisbury’s annual shareholder meeting on May 18, 2022. Additionally, the Board indicated its intent to implement, subject to shareholder approval of the Certificate of Amendment Proposal, a two for one forward split of the shares of the Company’s Common Stock as a means of enhancing the liquidity and marketability of the Company’s securities in the best interests of shareholders. Even if the Certificate of Amendment Proposal is approved by Salisbury’s shareholders, the Board of Directors may delay or abandon the forward stock split at any time prior to the effective time of the forward stock split if the Board of Directors determines that the forward stock split is no longer in the best interests of Salisbury or its shareholders. The stock split will be effected at a date to be determined by the Board, but not before or until receipt of shareholder approval and the effective date of the Certificate of Amendment as filed with the Connecticut Secretary of State.

Dividends

During the three-month period ended March 31, 2022, Salisbury paid $915 thousand in dividends on common stock. On April 20, 2022, the Board of Directors of Salisbury declared a dividend of $0.32 per common share payable on May 27, 2022 to shareholders of record on May 13, 2022.

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

IMPACT OF INFLATION AND CHANGING PRICES

Salisbury’s consolidated financial statements and related notes thereto presented elsewhere in this Form 10-Q are prepared in conformity with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money, over time, due to inflation. Unlike some other types of companies, the financial nature of Salisbury’s consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect Salisbury to some extent because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. Additionally, the effects of inflation on commercial and consumer customers can have implications with respect to their borrowing needs and saving and deposit practices. Potentially, if sustained, inflation could precipitate recessionary trends that could affect commercial development and residential construction. Inflation could also increase the cost of labor and products and services used by the Bank and thereby hinder efficiencies in the Bank’s ability to deliver products and services. There is no precise method, however, to measure the effects of inflation on Salisbury’s consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation. Although not a material factor in recent years, inflation could impact earnings in future periods.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations;
(f)	the effect of the COVID-19 pandemic on Salisbury, the communities served by the Bank, the State of Connecticut and the United States, related to the economy and overall financial stability;
(g)	government and regulatory responses to the COVID-19 pandemic;
(h)	the risk of adverse changes in business conditions due to geo-political tensions and;
(f)	other risks identified from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s and the Bank’s financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2022 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2022, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 100 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – the yield curve is assumed to rise throughout 2022 and 2023 with the treasury yield curve increasing until the March 31, 2024 and ultimately ending higher across all points of the curve than they are at March 31, 2022. The two year, five year and 10 year treasury as of March 31, 2024 are ultimately 0.88%, 1.00% and 1.25% higher than actual rates as of March 31, 2022 with the Fed Funds rate increasing 1.50% assumed in 2022 and an additional 1.00% increase in Fed Funds rate in 2023 through March 31, 2024. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2022, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of March 31, 2022.

As of March 31, 2022	Months 1-12	Months 13-24
Immediately rising interest rates + 300bp (static growth assumptions)	(2.6)%	6.8%
Immediately falling interest rates - 100bp (static growth assumptions)	(4.7)	(9.4)
Immediately rising interest rates + 400bp (static growth assumptions)	(4.1)	8.1

The negative exposure of net interest income to immediately and gradually rising rates as compared to the unchanged rate scenario results from a faster projected rise in the cost of funds versus income from earning assets, as relatively rate-sensitive money market and time deposits re-price faster than longer duration earning assets. The positive exposure of net interest income to immediately and gradually rising rates as compared to the unchanged rate scenario results from a faster projected rise in income from earning assets versus the projected increase in the Bank’s cost of funds. The negative exposure of net interest income to immediately falling rates as compared to an unchanged rate scenario results from a greater decline in earning asset yields compared to rates paid on funding liabilities, as a result of faster prepayments on existing assets and lower reinvestment rates on future loans originated and securities purchased.

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2022 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(878)	$(1,707)
U.S. Government agency notes	(1,474)	(2,350)
Municipal bonds	(3,201)	(6,398)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(3,490)	(6,987)
Collateralized mortgage obligations
U.S. Government agencies	(1,333)	(2,776)
Corporate bonds	(459)	(875)
Total available-for-sale debt securities	$(10,835)	$(21,093)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2022.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in Salisbury’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS
Exhibit No.	Description

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).

3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).

3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).

3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).

4.1	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed March 31, 2021).

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan effective January 1, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 29, 2021).

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

May 6, 2022	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 6, 2022	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

