Form 10-Q
period 2022-06-30
SALISBURY BANCORP, INC.
filed 2022-08-15
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 3, 2022 is 5,783,966.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Cash and due from banks	$8,611	$6,404
Interest bearing demand deposits with other banks	62,856	168,931
Total cash and cash equivalents	71,467	175,335
Interest bearing Time Deposits with Financial Institutions	750	750
Securities
Available-for-sale at fair value	203,110	202,396
Mutual funds at fair value	1,672	901
Federal Home Loan Bank of Boston stock at cost	945	1,397
Loans held-for-sale	—	2,684
Loans receivable, net (allowance for loan losses: $13,703 and $12,962)	1,135,758	1,066,750
Bank premises and equipment, net	22,710	22,625
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,567 and $5,463)	314	418
Accrued interest receivable	6,123	6,260
Cash surrender value of life insurance policies	28,063	27,738
Deferred taxes	6,460	2,588
Other assets	5,334	5,527
Total Assets	$1,496,521	$1,529,184
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$383,674	$416,073
Demand (interest bearing)	233,947	233,600
Money market	314,244	330,436
Savings and other	231,322	237,075
Certificates of deposit	153,352	119,009
Total deposits	1,316,539	1,336,193
Repurchase agreements	16,574	11,430
Federal Home Loan Bank of Boston advances	—	7,656
Subordinated debt	24,502	24,474
Note payable	149	170
Finance lease obligations	4,329	4,107
Accrued interest and other liabilities	7,125	8,554
Total Liabilities	1,369,218	1,392,584
Shareholders' Equity [1]
Common stock - $0.10 per share par value
Authorized: 10,000,000;
Issued: 5,783,966 and 5,723,394
Outstanding: 5,783,966 and 5,723,394	578	286
Unearned compensation – restricted stock awards	(1,512)	(925)
Paid-in capital	47,205	46,374
Retained earnings	95,568	89,995
Accumulated other comprehensive (loss) income, net	(14,536)	870
Total Shareholders' Equity	127,303	136,600
Total Liabilities and Shareholders' Equity	$1,496,521	$1,529,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 The number of authorized, issued and outstanding shares has been adjusted to reflect the two-for-one forward stock split effective on June 30, 2022.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share amounts)	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$10,576	$9,901	$20,740	$20,377
Interest on debt securities
Taxable	859	488	1,583	912
Tax exempt	187	172	362	334
Other interest and dividends	107	61	164	95
Total interest and dividend income	11,729	10,622	22,849	21,718
Interest expense
Deposits	577	567	1,055	1,121
Repurchase agreements	4	4	6	8
Finance lease	41	36	82	69
Note payable	2	3	5	6
Subordinated debt	233	415	466	534
Federal Home Loan Bank of Boston advances	—	32	55	65
Total interest expense	857	1,057	1,669	1,803
Net interest and dividend income	10,872	9,565	21,180	19,915
Provision (release) for loan losses	1,100	(1,075)	1,463	(917)
Net interest and dividend income after provision (release) for loan losses	9,772	10,640	19,717	20,832
Non-interest income
Trust and wealth advisory	1,293	1,254	2,533	2,399
Service charges and fees	1,723	1,374	2,861	2,325
Mortgage banking activities, net	77	196	432	804
(Losses) gains on mutual fund	(30)	3	(72)	(14)
(Losses) gains on sales and calls of available -for-sale securities, net	(45)	(9)	165	(9)
BOLI income and gains	252	125	414	251
Other	27	28	57	57
Total non-interest income	3,297	2,971	6,390	5,813
Non-interest expense
Salaries	3,657	3,403	7,135	6,304
Employee benefits	1,288	1,356	2,565	2,668
Premises and equipment	973	1,019	2,086	1,973
Information processing and services	702	628	1,387	1,193
Professional fees	821	644	1,609	1,355
Collections, OREO, and loan related	116	113	232	197
FDIC insurance	122	80	293	225
Marketing and community support	262	214	447	296
Amortization of intangibles	50	65	104	137
Other	541	564	1,328	999
Total non-interest expense	8,532	8,086	17,186	15,347
Income before income taxes	4,537	5,525	8,921	11,298
Income tax provision	692	1,172	1,507	2,419
Net income	$3,845	$4,353	$7,414	$8,879
Net income available to common shareholders	$3,772	$4,287	$7,280	$8,749
Basic earnings per common share [1]	$0.67	$0.76	$1.29	$1.56
Diluted earnings per common share [1]	$0.66	$0.76	$1.28	$1.55
Common dividends per share [1]	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 Per share amounts for all periods have been adjusted to reflect the two-for-one forward stock split effective on June 30, 2022.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2022	2021	2022	2021
Net income	$3,845	$4,353	$7,414	$8,879
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(7,788)	874	(19,337)	(954)
Reclassification of net realized losses (gains) in net income [1]	45	9	(165)	9
Unrealized (losses) gains on securities available-for-sale	(7,743)	883	(19,502)	(945)
Income tax benefit (expense)	1,626	(186)	4,096	197
Unrealized (losses) gains on securities available-for-sale, net of tax	(6,117)	697	(15,406)	(748)
Comprehensive (loss) income	$(2,272)	$5,050	$(7,992)	$8,131

1 Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as sales and calls of available for sale securities, net, the tax effect is included in the income tax provision and the after-tax amount is included in net income. The net tax effect for the three months ending June 30, 2022 and 2021 are $9 thousand and $2 thousand, respectively. The net tax effect for the six-month periods ending June 30, 2022 and 2021 are ($35) thousand and $2 thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares[1]	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at March 31, 2021	5,690,294	$285	$45,369	$80,675	$(646)	$1,559	$127,242
Net income	—	—	—	4,353	—	—	4,353
Other comprehensive income, net of tax	—	—	—	—	—	697	697
Common stock dividends declared	—	—	—	(854)	—	—	(854)
Issuance of restricted stock awards	27,500	1	619	—	(620)	—	—
Issuance of director’s restricted stock awards	5,600	—	126	—	(126)	—	—
Stock based compensation-restricted stock awards	—	—	103	—	168	—	271
Balances at June 30, 2021	5,723,394	$286	$46,217	$84,174	$(1,224)	$2,256	$131,709
Balances at March 31, 2022	5,764,916	$288	$47,099	$92,648	$(1,550)	$(8,419)	$130,066
Net income	—	—	—	3,845	—	—	3,845
Other comprehensive loss, net of tax	—	—	—	—	—	(6,117)	(6,117)
Common stock dividends declared	—	—	—	(925)	—	—	(925)
Stock options exercised	11,070	1	94	—	—	—	95
Issuance of director’s restricted stock awards	7,980	—	205	—	(205)	—	—
Transfer due to 2-for-1 forward stock split	—	289	(289)	—	—	—	—
Stock based compensation-restricted stock awards	—	—	96	—	243	—	339
Balances at June 30, 2022	5,783,966	$578	$47,205	$95,568	$(1,512)	$(14,536)	$127,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 The number of shares for all periods have been adjusted to reflect the two-for-one forward stock split effective on June 30, 2022.

Six months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares[1]	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2020	5,686,584	$284	$45,264	$76,974	$(774)	$3,004	$124,752
Net income	—	—	—	8,879	—	—	8,879
Other comprehensive loss, net of tax	—	—	—	—	—	(748)	(748)
Common stock dividends declared	—	—	—	(1,679)	—	—	(1,679)
Issuance of restricted stock awards	27,700	1	623	—	(624)	—	—
Stock options exercised	3,510	1	30	—	—	—	31
Issuance of director’s restricted stock awards Stock based compensation-restricted	5,600	—	126	—	(126)	—	—
Stock based compensation-restricted stock awards	—	—	174	—	300	—	474
Balances at June 30, 2021	5,723,394	$286	$46,217	$84,174	$(1,224)	$2,256	$131,709
Balances at December 31, 2021	5,723,394	$286	$46,374	$89,995	$(925)	$870	$136,600
Net income	—	—	—	7,414	—	—	7,414
Other comprehensive loss, net of tax	—	—	—	—	—	(15,406)	(15,406)
Common stock dividends declared	—	—	—	(1,841)	—	—	(1,841)
Issuance of restricted stock awards	28,700	2	811	—	(813)	—	—
Issuance of performance based stock awards	12,822	—	(183)	—	—	—	(183)
Stock options exercised	11,070	1	94	—	—	—	95
Issuance of director’s restricted stock awards	7,980	—	205	—	(205)	—	—
Transfer due to 2-for-1 forward stock split	—	289	(289)	—	—	—	—
Stock based compensation-restricted stock awards	—	—	193	—	431	—	624
Balances at June 30, 2022	5,783,966	$578	$47,205	$95,568	$(1,512)	$(14,536)	$127,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 The number of shares for all periods have been adjusted to reflect the two-for-one forward stock split effective on June 30, 2022.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2022	2021
Operating Activities
Net income	$7,414	$8,879
Adjustments to reconcile net income to net cash provided by operating activities
Amortization(accretion) and depreciation
Securities	723	463
Bank premises and equipment	801	756
Core deposit intangible	104	136
Modification fees on Federal Home Loan Bank of Boston advances	21	11
Subordinated debt issuance costs	28	144
Mortgage servicing rights	78	131
(Gain) loss on sales and calls of securities available-for-sale, net	(165)	9
Loss on mutual funds	72	14
Gain on sales of loans, excluding capitalized servicing rights	(292)	(621)
Loss (gain) on sale of disposed assets	3	(6)
Provision (release) for loan losses	1,463	(917)
Proceeds from loans sold	11,119	28,546
Loans originated for sale	(4,459)	(25,605)
(Increase) decrease in deferred loan origination fees and costs, net	(733)	517
Increase in mortgage servicing rights originated	(72)	(258)
Decrease in mortgage impairment charge	—	(9)
Decrease in interest receivable	137	16
Decrease in deferred tax benefit	224	219
Decrease (increase) in prepaid expenses	202	(97)
Increase in cash surrender value of life insurance policies	(414)	(251)
Decrease in income tax receivable	37	—
(Increase) decrease in other assets	(52)	80
Increase in income taxes payable	—	631
Decrease in accrued expenses	(1,442)	(188)
Decrease in interest payable	(5)	(1,174)
Increase in other liabilities	19	80
Stock based compensation-restricted stock awards	624	474
Net cash provided by operating activities	$15,435	$11,982
Investing Activities
Net redemptions of Federal Home Loan Bank of Boston stock	452	209
Purchases of securities available-for-sale	(52,175)	(72,654)
Proceeds from sales of securities available-for-sale	22,012	2,407
Proceeds from calls of securities available-for-sale	—	1,500
Proceeds from maturities of securities available-for-sale	9,389	14,306
Reinvestment/purchase of mutual funds	(843)	(6)
Loan originations and principal collections, net	(73,434)	(4,258)
Recoveries of loans previously charged off	12	51
Proceeds from life insurance	89	—
Proceeds from sales of disposed assets	—	18
Capital expenditures	(601)	(1,788)
Net cash utilized by investing activities	$(95,099)	$(60,215)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2022	2021
Financing Activities
(Decrease) increase in deposit transaction accounts, net	$(53,997)	$109,153
Increase in time deposits, net	34,343	5,142
Increase in securities sold under agreements to repurchase, net	5,144	10,376
Payments Federal Home Loan Bank of Boston advances	(6,000)	—
Principal payments on amortizing FHLB advances	(1,677)	(2,498)
Issuance of Subordinated debt, net of issuance costs	—	24,418
Repayment of Subordinated debt	—	(10,000)
Principal payments on note payable	(21)	(19)
Decrease in finance lease obligation	(67)	(27)
Stock options exercised	95	31
Net settlement of restricted stock units	(183)	—
Common stock dividends paid	(1,841)	(1,679)
Net cash (utilized) provided by financing activities	(24,204)	134,897
Net (decrease) increase in cash and cash equivalents	(103,868)	86,664
Cash and cash equivalents, beginning of period	175,335	93,162
Cash and cash equivalents, end of period	$71,467	$179,826
Cash paid during period
Interest	$1,625	$1,649
Income taxes	1,310	1,563
Non-cash supplemental
Available for Sale Security Due from Broker	$—	$904
Fixed Asset	289	—
Finance lease liability	(289)	—
Loans transferred to Loans Held for Sale	3,684	—

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

Salisbury increased the number of issued and authorized common shares and effected a two-for-one forward stock split of the Company’s common stock on June 30, 2022. The par value of common stock was not adjusted as a result of the forward stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this forward stock split.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

The allowance for loan losses is a significant accounting policy and is presented in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis. Management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance removes all recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. In April 2019, the FASB issued ASU 2019-04 which clarifies the treatment of accrued interest when measuring credit losses. Entities may: (1) measure the allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets; (2) make various accounting policy elections regarding the treatment of accrued interest receivable; or (3) elect a practical expedient to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. ASU 2019-04 also clarifies that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. In November 2019, the FASB issued ASU 2019-10, which delayed the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies, although early adoption is permitted. Salisbury meets the definition of a smaller reporting company. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” which clarifies or addresses specific issues about certain aspects of the amendments in ASU 2016-13. The amendments in ASU 2019-11 clarify the following: (1) The allowance for credit losses (ACL) for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. In addition, the amendments clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cashflows after acquisition; (2) Transition relief will be provided by permitting entities an accounting policy election to adjust the effective interest rate on existing troubled debt restructurings using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumptions in effect immediately before the restructuring; (3) Disclosure relief will be extended for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis; (4) An entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient. The amendments clarify that an entity applying the practical expedient should estimate expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset (that is, the unsecured portion of the amortized cost basis). An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. In March 2022, the FASB issued ASU 2022-02, which clarifies the treatment of accrued interest when measuring credit losses. The amendments in this Update eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.

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

The Bank is currently refining various ACL assumptions and running parallel calculations on a monthly basis. Salisbury estimates that under the CECL framework, the ACL would be $13.6 million compared with the allowance for loan losses of $13.7 million reported on the consolidated balance sheet at June 30, 2022. In addition, Salisbury estimates that the ACL for unfunded commitments would be approximately $1.2 million compared with the allowance of $0.2 million recorded on its consolidated balance sheet as of June 30, 2022. Salisbury will continue to refine its ACL methodology prior to implementation of CECL on January 1, 2023. In addition, the estimated ACL and allowance for unfunded commitments under both the Incurred Loss method and CECL will be affected by various factors, which include but are not limited to, changes in the composition and balance of Salisbury’s loan portfolio and unfunded commitments, changes to internal risk ratings of borrowers, changes to the risk-profile of the loan portfolio, changes in various macro-economic indicators, the impact of COVID-19 and geo-political events on the business environment, and other factors.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
June 30, 2022
Available-for-sale
U.S. Treasury	$19,250	$—	$1,578	$17,672
U.S. Government Agency notes	31,301	128	1,711	29,718
Municipal bonds	55,339	2	7,074	48,267
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	77,339	52	5,924	71,467
Collateralized mortgage obligations:
U.S. Government agencies	24,531	—	1,979	22,552
Corporate bonds	13,750	10	326	13,434
Total securities available-for-sale	$221,510	$192	$18,592	$203,110
Mutual fund				$1,672
Non-marketable securities
Federal Home Loan Bank of Boston stock	$945	$—	$—	$945
(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2021
Available-for-sale
U.S. Treasury	$15,301	$12	$182	$15,131
U.S. Government Agency notes	31,623	237	256	31,604
Municipal bonds	46,469	1,557	204	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	74,703	643	805	74,541
Collateralized mortgage obligations:
U.S. Government agencies	20,948	135	185	20,898
Corporate bonds	12,250	158	8	12,400
Total securities available-for-sale	$201,294	$2,742	$1,640	$202,396
Mutual fund				$901
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,397	$—	$—	$1,397

Salisbury sold $22.0 million of available-for-sale securities during the six-month period ended June 30, 2022 realizing gains of $458 thousand and losses of $293 thousand resulting in a net gain of $165 thousand and related tax expense of $35 thousand. Salisbury sold $4.0 million of available-for-sale securities during the three-month period ended June 30, 2022 realizing gains of $3 thousand and losses of $48 thousand resulting in a net loss of $45 thousand and related tax benefit of $9 thousand. Salisbury sold $3.3 million of available-for-sale securities during the three and six-month periods ended June 30, 2021 realizing a pre-tax loss of $9 thousand and a related tax benefit of $2 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2022 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$17,672	$1,578	$—	$—	$17,672	$1,578
U.S. Government Agency notes	14,998	1,367	9,267	344	24,265	1,711
Municipal bonds	45,603	6,717	1,518	357	47,121	7,074
Mortgage- backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	50,249	4,679	14,709	1,245	64,958	5,924
Collateralized mortgage obligations:
U.S. Government agencies	22,552	1,979	—	—	22,552	1,979
Corporate bonds	7,424	326	—	—	7,424	326
Total temporarily impaired securities	$158,498	$16,646	$25,494	$1,946	$183,992	$18,592
11

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$12,155	$182	$—	$—	$12,155	$182
U.S. Government Agency notes	22,137	235	2,019	21	24,156	256
Municipal bonds	12,496	204	552	—	13,048	204
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	52,619	740	3,195	65	55,814	805
Collateralized mortgage obligations	11,554	185	—	—	11,554	185
Corporate bonds	1,742	8	—	—	1,742	8
Total temporarily impaired securities	$112,703	$1,554	$5,766	$86	$118,469	$1,640

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

June 30, 2022 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	After 1 year but within 5 years	$7,859	$7,444	1.32%
	After 5 year but within 10 years	11,391	10,228	1.18
	Total	19,250	17,672	1.24
U.S. Government Agency notes	After 1 year but within 5 years	3,990	3,666	0.92
	After 5 year but within 10 years	11,923	10,721	1.34
	Total	15,913	14,387	1.23
Municipal bonds	After 1 year but within 5 years	512	478	1.74
	After 5 year but within 10 years	12,792	11,179	2.38
	After 10 years but within 15 years	12,971	11,282	2.36
	After 15 years	29,064	25,328	2.84
	Total	55,339	48,267	2.61
Mortgage-backed securities and Collateralized mortgage obligations	Securities not due at a single maturity date	117,258	109,350	2.00
	Total	117,258	109,350	2.00
Corporate bonds	After 5 years but within 10 years	13,750	13,434	4.35
	Total	13,750	13,434	4.35
Securities available-for-sale		$221,510	$203,110	2.27%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at June 30, 2022.

U.S. Treasury notes: The contractual cash flows are guaranteed by the U.S. government. Ten securities had unrealized losses at June 30, 2022, which approximated 8.20% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2022.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Twenty-three securities had unrealized losses at June 30, 2022, which approximated 6.59% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2022.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Sixty-five securities had unrealized losses at June 30, 2022, which approximated 13.05% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2022.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Ninety securities had unrealized losses at June 30, 2022, which approximated 8.28% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2022.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Ten securities had unrealized losses at June 30, 2022, which approximated 4.20% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at June 30, 2022.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of June 30, 2022. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Residential 1-4 family	$398,556	$373,131
Residential 5+ multifamily	69,272	52,325
Construction of residential 1-4 family	22,379	19,738
Home equity lines of credit	23,763	23,270
Residential real estate	513,970	468,464
Commercial	338,091	310,923
Construction of commercial	49,696	58,838
Commercial real estate	387,787	369,761
Farm land	3,668	2,807
Vacant land	15,397	14,182
Real estate secured	920,822	855,214
Commercial and industrial ex PPP Loans	189,086	169,543
PPP Loans	2,894	25,589
Total Commercial and industrial	191,980	195,132
Municipal	17,486	16,534
Consumer	18,155	12,547
Loans receivable, gross	1,148,443	1,079,427
Deferred loan origination costs, net	1,018	285
Allowance for loan losses	(13,703)	(12,962)
Loans receivable, net	$1,135,758	$1,066,750
Loans held-for-sale
Residential 1-4 family	$—	$2,684

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

At June 30, 2022 and December 31, 2021, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $83.4 million and $77.5 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which are subject to operating challenges due to the COVID-19 virus pandemic (“virus”). Approximately 40% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 10% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank’s commercial loans are to educational institutions and approximately 5% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 187% as of June 30, 2022 and 179% at December 31, 2021 compared to the regulatory monitoring guideline of 300%.

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

At June 30, 2022 Salisbury had gross PPP loan balances of $3 million on its consolidated balance sheet compared with approximately $26 million at December 31, 2021. The PPP loans are reported on Salisbury’s balance sheet at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs on the loans are amortized as an adjustment to yield over the lives of the related loans, which is predominately five years. For the three months ended June 30, 2022, Salisbury recorded interest income and net origination fees of $22 thousand and $236 thousand, respectively, on PPP loans compared with $204 thousand and $582 thousand, respectively, for the three months ended June 30, 2021. For the six months ended June 30, 2022, Salisbury recorded interest income and net origination fees of $68 thousand and $671 thousand, respectively, on PPP loans compared with $436 thousand and $1.6 million, respectively, for the comparable period ended June 30, 2021.

Credit Quality

Salisbury uses credit risk ratings as part of its determination of the allowance for loan losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are considered not criticized and are aggregated as pass rated, and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions. Salisbury sold approximately $3.7 million of non-performing and under-performing loans during the six-month period ended June 30, 2022 to further manage the Bank’s credit risk proactively.

Loans rated as "special mention" (5) possess credit deficiencies or potential weaknesses deserving management’s close attention that if left uncorrected may result in deterioration of the repayment prospects for the loans at some future date.

Loans rated as "substandard" (6) are loans where the Bank’s position is clearly not protected adequately by borrower current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished, and the Bank must rely on sale of collateral or other secondary sources of collection.

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

The composition of loans receivable by risk rating grade is presented in the table below. The decrease in substandard loans from year end 2021 primarily reflected management’s upgrade of the internal risk rating on approximately $17 million of loans that were mostly related to the hospitality and entertainment and recreation industries. These loans were previously downgraded due to concerns over COVID-19 but the businesses have since demonstrated a return to pre-pandemic levels of activity and liquidity.

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
June 30, 2022
Residential 1-4 family	$393,642	$3,093	$1,821	$—	$—	$398,556
Residential 5+ multifamily	69,117	75	80	—	—	69,272
Construction of residential 1-4 family	20,279	—	2,100	—	—	22,379
Home equity lines of credit	23,592	171	—	—	—	23,763
Residential real estate	506,630	3,339	4,001	—	—	513,970
Commercial	312,206	20,455	5,430	—	—	338,091
Construction of commercial	49,696	—	—	—	—	49,696
Commercial real estate	361,902	20,455	5,430	—	—	387,787
Farm land	1,963	1,296	409	—	—	3,668
Vacant land	15,362	35	—	—	—	15,397
Real estate secured	885,857	25,125	9,840	—	—	920,822
Commercial and industrial	189,228	920	1,832	—	—	191,980
Municipal	17,486	—	—	—	—	17,486
Consumer	18,155	—	—	—	—	18,155
Loans receivable, gross	$1,110,726	$26,045	$11,672	$—	$—	$1,148,443
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Residential 1-4 family	$367,225	$3,543	$2,363	$—	$—	$373,131
Residential 5+ multifamily	50,588	79	1,658	—	—	52,325
Construction of residential 1-4 family	19,738	—	—	—	—	19,738
Home equity lines of credit	23,037	212	21	—	—	23,270
Residential real estate	460,588	3,834	4,042	—	—	468,464
Commercial	271,821	16,034	23,068	—	—	310,923
Construction of commercial	58,838	—	—	—	—	58,838
Commercial real estate	330,659	16,034	23,068	—	—	369,761
Farm land	1,162	1,214	431	—	—	2,807
Vacant land	14,143	39	—	—	—	14,182
Real estate secured	806,552	21,121	27,541	—	—	855,214
Commercial and industrial	191,857	688	2,587	—	—	195,132
Municipal	16,534	—	—	—	—	16,534
Consumer	12,547	—	—	—	—	12,547
Loans receivable, gross	$1,027,490	$21,809	$30,128	$—	$—	$1,079,427

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
June 30, 2022
Residential 1-4 family	$398,234	$152	$155	$—	$15	$322	$—	$350
Residential 5+ multifamily	69,272	—	—	—	—	—	—	—
Construction of residential 1-4 family	22,310	—	—	69	—	69	69	2,100
Home equity lines of credit	23,437	326	—	—	—	326	—	—
Residential real estate	513,253	478	155	69	15	717	69	2,450
Commercial	338,006	—	85	—	—	85	—	1,228
Construction of commercial	49,696	—	—	—	—	—	—	—
Commercial real estate	387,702	—	85	—	—	85	—	1,228
Farm land	3,668	—	—	—	—	—	—	409
Vacant land	15,397	—	—	—	—	—	—	—
Real estate secured	920,020	478	240	69	15	802	69	4,087
Commercial and industrial	191,780	189	—	—	11	200	11	62
Municipal	17,486	—	—	—	—	—	—	—
Consumer	18,061	87	7	—	—	94	—	—
Loans receivable, gross	$1,147,347	$754	$247	$69	$26	$1,096	$80	$4,149

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2021
Residential 1-4 family	$372,620	$223	$135	$63	$90	$511	$—	$750
Residential 5+ multifamily	51,464	—	—	—	861	861	—	861
Construction of residential 1-4 family	19,668	—	70	—	—	70	—	—
Home equity lines of credit	23,000	165	98	—	7	270	—	21
Residential real estate	466,752	388	303	63	958	1,712	—	1,632
Commercial	310,331	87	251	—	254	592	—	1,924
Construction of commercial	58,838	—	—	—	—	—	—	—
Commercial real estate	369,169	87	251	—	254	592	—	1,924
Farm land	2,807	—	—	—	—	—	—	432
Vacant land	14,182	—	—	—	—	—	—	—
Real estate secured	852,910	475	554	63	1,212	2,304	—	3,988
Commercial and industrial	194,838	250	32	1	11	294	11	200
Municipal	16,534	—	—	—	—	—	—	—
Consumer	12,503	40	4	—	—	44	—	—
Loans receivable, gross	$1,076,785	$765	$590	$64	$1,223	$2,642	$11	$4,188

Troubled Debt Restructurings (TDRs)

There were no troubled debt restructurings during the second quarter of 2022 or second quarter of 2021 or for the six months ended June 30, 2022 and June 30, 2021, respectively.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended June 30, 2022					Three months ended June 30, 2021
	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$3,063	$232	$(9)	$—	$3,286	$2,430	$(55)	$(1)	$3	$2,377
Residential 5+ multifamily	820	337	—	—	1,157	622	(77)	—	—	545
Construction of residential 1-4 family	195	138	—	—	333	77	18	—	—	95
Home equity lines of credit	198	16	(9)	—	205	195	(5)	—	—	190
Residential real estate	4,276	723	(18)	—	4,981	3,324	(119)	(1)	3	3,207
Commercial	5,196	241	(269)	1	5,169	7,080	(875)	—	7	6,212
Construction of commercial	1,139	(267)	—	—	872	584	102	(18)	—	668
Commercial real estate	6,335	(26)	(269)	1	6,041	7,664	(773)	(18)	7	6,880
Farm land	19	8	—	—	27	50	(18)	—	—	32
Vacant land	110	(2)	—	—	108	109	(22)	—	—	87
Real estate secured	10,740	703	(287)	1	11,157	11,147	(932)	(19)	10	10,206
Commercial and industrial	1,176	304	—	—	1,480	1,369	(27)	(131)	45	1,256
Municipal	27	8	—	—	35	43	(11)	—	—	32
Consumer	105	51	(30)	4	130	52	22	(11)	3	66
Unallocated	867	34	—	—	901	1,275	(127)	—	—	1,148
Totals	$12,915	$1,100	$(317)	$5	$13,703	$13,886	$(1,075)	$(161)	$58	$12,708

	Six months ended June 30, 2022					Six months ended June 30, 2021
	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,846	$468	$(28)	$—	$3,286	$2,646	$(264)	$(10)	$5	$2,377
Residential 5+ multifamily	817	571	(231)	—	1,157	686	(141)	—	—	545
Construction of residential 1-4 family	186	147	—	—	333	65	30	—	—	95
Home equity lines of credit	198	18	(11)	—	205	252	(62)	—	—	190
Residential real estate	4,047	1,204	(270)	—	4,981	3,649	(437)	(10)	5	3,207
Commercial	5,416	125	(373)	1	5,169	6,546	(345)	(6)	17	6,212
Construction of commercial	1,025	(153)	—	—	872	596	90	(18)	—	668
Commercial real estate	6,441	(28)	(373)	1	6,041	7,142	(255)	(24)	17	6,880
Farm land	21	6	—	—	27	59	(27)	—	—	32
Vacant land	95	13	—	—	108	180	(93)	—	—	87
Real estate secured	10,604	1,195	(643)	1	11,157	11,030	(812)	(34)	22	10,206
Commercial and industrial	1,364	161	(46)	1	1,480	1,397	(55)	(131)	45	1,256
Municipal	31	4	—	—	35	43	(11)	—	—	32
Consumer	82	83	(45)	10	130	77	20	(15)	(16)	66
Unallocated	881	20	—	—	901	1,207	(59)	—	—	1,148
Totals	$12,962	$1,463	$(734)	$12	$13,703	$13,754	$(917)	$(180)	$51	$12,708

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2022
Residential 1-4 family	$396,703	$3,286	$1,853	$—	$398,556	$3,286
Residential 5+ multifamily	69,192	1,157	80	—	69,272	1,157
Construction of residential 1-4 family	20,279	192	2,100	141	22,379	333
Home equity lines of credit	23,763	205	—	—	23,763	205
Residential real estate	509,937	4,840	4,033	141	513,970	4,981
Commercial	335,508	5,145	2,583	24	338,091	5,169
Construction of commercial	49,696	872	—	—	49,696	872
Commercial real estate	385,204	6,017	2,583	24	387,787	6,041
Farm land	3,259	27	409	—	3,668	27
Vacant land	15,397	108	—	—	15,397	108
Real estate secured	913,797	10,992	7,025	165	920,822	11,157
Commercial and industrial	191,844	1,478	136	2	191,980	1,480
Municipal	17,486	35	—	—	17,486	35
Consumer	18,155	130	—	—	18,155	130
Unallocated allowance	—	901	—	—	—	901
Totals	$1,141,282	$13,536	$7,161	$167	$1,148,443	$13,703

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2021
Residential 1-4 family	$370,558	$2,845	$2,573	$1	$373,131	$2,846
Residential 5+ multifamily	51,376	817	949	—	52,325	817
Construction of residential 1-4 family	19,738	186	—	—	19,738	186
Home equity lines of credit	23,249	198	21	—	23,270	198
Residential real estate	464,921	4,046	3,543	1	468,464	4,047
Commercial	307,377	5,388	3,546	28	310,923	5,416
Construction of commercial	58,838	1,025	—	—	58,838	1,025
Commercial real estate	366,215	6,413	3,546	28	369,761	6,441
Farm land	2,375	21	432	—	2,807	21
Vacant land	14,182	95	—	—	14,182	95
Real estate secured	847,694	10,575	7,520	29	855,214	10,604
Commercial and industrial	194,856	1,297	276	67	195,132	1,364
Municipal	16,534	31	—	—	16,534	31
Consumer	12,547	82	—	—	12,547	82
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

June 30, 2022 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,134,514	$12,228	$—	$—	$1,134,514	$12,228
Potential problem loans [1]	6,768	407	—	—	6,768	407
Impaired loans	—	—	7,161	167	7,161	167
Unallocated allowance	—	901	—	—	—	901
Totals	$1,141,282	$13,536	$7,161	$167	$1,148,443	$13,703

December 31, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,046,614	$10,456	$—	$—	$1,046,614	$10,456
Potential problem loans [1]	25,016	1,529	—	—	25,016	1,529
Impaired loans	—	—	7,797	96	7,797	96
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Recorded Investment	Note	Average	allowance	recognized	Recorded Investment	Note	Average	recognized
June 30, 2022
Residential	$2,100	$2,106	$568	$141	$24	$1,933	$2,056	$2,531	$29
Home equity lines of credit	—	—	—	—	—	—	—	15	—
Residential real estate	2,100	2,106	568	141	24	1,933	2,056	2,546	29
Commercial	584	584	633	24	15	1,999	2,494	2,579	21
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	409	447	420	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	2,684	2,690	1,201	165	39	4,341	4,997	5,545	50
Commercial and industrial	73	73	115	2	2	63	60	62	1
Consumer	—	—	—	—	—	—	—	—	—
Totals	$2,757	$2,763	$1,316	$167	$41	$4,404	$5,057	$5,607	$51

Note: The income recognized is for the six-month period ended June 30, 2022.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Recorded Investment	Note	Average	allowance	recognized	Recorded Investment	Note	Average	recognized
June 30, 2021
Residential	$47	$49	$1,580	$3	$1	$4,326	$4,776	$3,401	$40
Home equity lines of credit	—	—	32	—	—	147	188	168	—
Residential real estate	47	49	1,612	3	1	4,473	4,964	3,569	40
Commercial	1,140	1,164	2,294	45	25	3,341	3,984	3,024	44
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	594	764	344	—
Vacant land	—	—	104	—	—	160	178	60	4
Real estate secured	1,187	1,213	4,010	48	26	8,568	9,890	6,997	88
Commercial and industrial	364	377	365	115	2	86	243	92	1
Consumer	—	—	11	—	—	21	21	13	1
Totals	$1,551	$1,590	$4,386	$163	$28	$8,675	$10,154	$7,102	$90

Note: The income recognized is for the six-month period ended June 30, 2021.

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2021:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Recorded Investment	Note	Average	allowance	recognized	Recorded Investment	Note	Average	recognized
December 31, 2021
Residential	$43	$44	$872	$1	$3	$3,480	$3,817	$3,689	$75
Home equity lines of credit	—	—	17	—	—	21	23	131	—
Residential real estate	43	44	889	1	3	3,501	3,840	3,820	75
Commercial	608	608	1,678	28	32	2,938	3,493	2,974	62
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	431	447	440	—
Vacant land	—	—	56	—	—	—	—	45	—
Real estate secured	651	652	2,623	29	35	6,870	7,780	7,279	137
Commercial and industrial	216	224	309	67	3	60	72	90	—
Consumer	—	—	6	—	—	—	—	13	—
Totals	$867	$876	$2,938	$96	$38	$6,930	$7,852	$7,382	$137

NOTE 4 – LEASES

The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance expenses are to be paid by Salisbury. The following table provides the assets and liabilities as of June 30, 2022 and December 31, 2021, as well as the costs of operating and financial leases, which are included in the Bank’s consolidated income statement for the six months ended June 30, 2022 and 2021.

($ in thousands, except lease term and discount rate)	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Other assets	$910	$1,021
Finance	Bank premises and equipment [1]	3,968	3,791
Total Leased Assets		$4,878	$4,812
Liabilities
Operating	Other liabilities	$910	$1,021
Finance	Finance lease	4,330	4,107
Total lease liabilities		$5,240	$5,128
[1] Net of accumulated depreciation of $608 thousand and $496 thousand, respectively.

Lease cost	Classification	Six months ended	Three months ended
		June 30, 2022	June 30, 2022
Operating leases	Premises and equipment	$147	$73
Finance leases:
Amortization of leased assets	Premises and equipment	112	77
Interest on finance leases	Interest expense	82	41
Total lease cost		$341	$191

Lease cost	Classification	Six months ended	Three months ended
		June 30, 2021	June 30, 2021
Operating leases	Premises and equipment	$147	$68
Finance leases:
Amortization of leased assets	Premises and equipment	51	25
Interest on finance leases	Interest expense	69	36
Total lease cost		$267	$129

Weighted Average Remaining Lease Term	June 30, 2022	December 31, 2021
Operating leases	6.8 years	6.9 years
Financing leases	22.0 years	23.5 years
Weighted Average Discount Rate [1]
Operating leases	3.7%	3.60%
Financing leases	3.40%	5.00%
[1] Salisbury uses the FHLBB five-year Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of June 30, 2022.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2022	$99	$149
2023	167	304
2024	129	314
2025	137	324
2026	137	324
Thereafter	379	4,978
Total future minimum lease payments	1,048	6,393
Less amount representing interest	(138)	(2,064)
Total present value of net future minimum lease payments	$910	$4,329

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	June 30, 2022	December 31, 2021
Residential mortgage loans serviced for others	$140,344	$140,623
Fair value of mortgage servicing rights	1,338	1,043

Changes in mortgage servicing rights are as follows:

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2022	2021	2022	2021
Mortgage Servicing Rights
Balance, beginning of period	$716	$739	$700	$621
Originated	17	64	72	258
Amortization (1)	(39)	(55)	(78)	(131)
Balance, end of period	$694	$748	$694	$748
Valuation Allowance
Balance, beginning of period	—	—	—	(9)
Decrease in impairment reserve (1)	—	—	—	9
Balance, end of period	—	—	—	—
Mortgage servicing rights, net	$694	$748	$694	$748
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage banking activities, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	June 30, 2022	December 31, 2021
Securities available-for-sale (at fair value)	$79,241	$75,737
Loans receivable (at book value)	369,717	378,845
Total pledged assets	$448,958	$454,582

At June 30, 2022, securities were pledged as follows: $62.65 million to secure public deposits, $16.57 million to secure repurchase agreements and $0.02 million to secure FHLBB advances. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

As of June 30, 2022 and December 30, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Loans receivable(1)	$9,955	$9,982	$(45)	$(18)
Total	$9,955	$9,982	$(45)	$(18)
(1)	These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $35.6 million; the cumulative basis adjustment associated with these hedging relationships was $45 thousand; and the amount of the designated hedged item was $10.0 million.

The table below presents the fair value of Salisbury’s derivative financial instrument and its classification on the Balance Sheet as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022			As of December 31, 2021
(in thousands)	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other assets	$49	Other Assets	$18
Total Derivatives designated as hedge instruments			$49		$18

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2022 and June 30, 2021.

	Three months ended June 30, 2022		Six months ended June 30, 2022
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of interest income and expense line items presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$18	$—	$19	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	2	—	(27)	—
Derivatives designated as hedging instruments	$16	$—	$46	$—

	Three months ended June 30, 2021		Six months ended June 30, 2021
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of interest income and expense line items presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$—	$—	$1	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(2)	—	(4)	—
Derivatives designated as hedging instruments	$2	$—	$5	$—

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

As of June 30, 2022, the fair value of the derivative was $49 thousand in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements. As of June 30, 2022, Salisbury has not posted any collateral related to these agreements.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated. All per share data has been adjusted to reflect the two-for-one forward common share split, which was effective on June 30, 2022.

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share data)	2022	2021	2022	2021
Net income	$3,845	$4,353	$7,414	$8,879
Less: Undistributed earnings allocated to participating securities	(73)	(66)	(134)	(130)
Net income allocated to common stock	$3,772	$4,287	$7,280	$8,749
Weighted-average common shares issued	5,776	5,704	5,755	5,698
Less: Unvested restricted stock awards	(110)	(86)	(104)	(84)
Weighted average common shares outstanding used to calculate basic earnings per common share	5,666	5,620	5,651	5,614
Add: Dilutive effect of stock options	33	38	48	36
Weighted-average common shares outstanding used to calculate diluted earnings per common share	5,699	5,658	5,699	5,650
Earnings per common share (basic)	$0.67	$0.76	$1.29	$1.56
Earnings per common share (diluted)	$0.66	$0.76	$1.28	$1.55

NOTE 9 – SHAREHOLDERS’ EQUITY

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At June 30, 2022, the Bank exceeded the minimum requirement for the capital conservation buffer. As of June 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

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

As of June 30, 2022, Salisbury had not repurchased any of its common shares pursuant to the Common Stock Repurchase Plan approved by the Board of Directors in March 2022.

The Bank’s risk-weighted assets at June 30, 2022 and December 31, 2021 were $1,204.7 million and $1,085.4 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022

Total Capital (to risk-weighted assets)	$160,002	13.28%	$96,377	8.0%	$126,495	10.5%	$120,471	10.0%

Tier 1 Capital (to risk-weighted assets)	146,112	12.13	72,283	6.0	102,401	8.5	96,377	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	146,112	12.13	54,212	4.5	84,330	7.0	78,306	6.5

Tier 1 Capital (to average assets)	$146,112	10.04	$58,231	4.0	$58,231	4.0	$72,788	5.0
December 31, 2021

Total Capital (to risk-weighted assets)	$152,789	14.08%	$86,832	8.0%	$113,968	10.5%	$108,541	10.0%

Tier 1 Capital (to risk-weighted assets)	139,681	12.87	65,124	6.0	92,259	8.5	86,832	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	139,681	12.87	48,843	4.5	75,978	7.0	70,551	6.5

Tier 1 Capital (to average assets)	$139,681	9.42	$59,285	4.0	$59,285	4.0	$74,106	5.0

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

FRB Supervisory Letter SR 09-4, February 24, 2009, revised July 24, 2020, notes that, as a general matter, the Board of Directors of a Bank Holding Company (“BHC”) should inform the Federal Reserve and should eliminate, defer, or significantly reduce dividends if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition; or (3) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Moreover, a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the BHC capital structure.

NOTE 10 – BENEFITS

401(k)

Salisbury’s 401(k) Plan expense was $257 thousand and $308 thousand, respectively, for the three-month periods ended June 30, 2022 and 2021, and $551 thousand and $594 thousand, respectively, for the six-month periods ended June 30, 2022 and 2021.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury’s ESOP expense was $49 thousand and $73 thousand, respectively, for the three-month periods ended June 30, 2022 and 2021, and $84 thousand and $129 thousand, respectively, for the six-month periods ended June 30, 2022 and 2021.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $771 thousand and $779 thousand at June 30, 2022, and December 31, 2021, respectively. The Bank did not record an expense for the three months ended June 30, 2022 and recorded an expense of $86 thousand for the three months ended June 30, 2021. The Bank realized a credit of $8 thousand for the six months ended June 30, 2022 and an expense of $173 thousand for the six months ended June 30, 2021.

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

The amended and restated Plan allows participant deferrals and provides greater flexibility in participant elections and investment options. The amended and restated Plan also provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation from service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments. Payment of benefits under the Plan, other than benefits payable as a result of base salary deferrals, are conditioned on the participant’s covenant to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one year following the participant’s separation from service. The Bank has established a grantor trust to hold the assets of the Plan. Until distributed, the assets of the Plan are not legally owned by the participants. In second quarter 2022, Salisbury contributed $100 thousand to the amended and restated Plan for Mr. Cantele, President and Chief Executive Officer. Salisbury’s expense for this plan was $47 thousand and $29 thousand, respectively, for the three-month periods ended June 30, 2022 and 2021, and $94 thousand and $57 thousand, respectively, for the six-month periods ended June 30, 2022 and 2021.

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

NOTE 11 – LONG TERM INCENTIVE PLANS

Restricted stock

Restricted stock expense was $243 thousand and $168 thousand, respectively; for the three-month periods ended June 30, 2022 and 2021, and $431 thousand and $300 thousand, respectively, for the six-month periods ended June 30, 2022 and 2021. The second quarter of 2022 and 2021 included an expense of $17 thousand and $32 thousand, respectively for the accelerated vesting of restricted stock awards previously granted to certain Directors, who retired from Salisbury’s Board of Directors during the quarter. The tax benefit from restricted stock expense was $44 thousand and $30 thousand, respectively, for the three-month periods ended June 30, 2022 and 2021, and $78 thousand and $54 thousand, respectively; for the six-month periods ended June 30, 2022 and 2021.

In second quarter 2022, Salisbury granted a total of 18,340 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $1.0 million dollars. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of June 30, 2022 and 2021 totaled $1.5 million and $1.2 million, respectively. There were no forfeitures in the second quarter or year to date for 2022 and 2021.

Performance-based restricted stock units

On March 29, 2019, the Compensation Committee granted performance-based restricted stock units (RSU) pursuant to the 2017 Long-Term Incentive Plan to further align compensation with the Bank’s performance. This RSU plan replaced the Bank’s Phantom Stock Appreciation Units plan (Phantom). Salisbury paid out the final tranche of these awards in January 2021. The performance goal for awards granted under the RSU plan in 2019 was based on the increase in the Bank’s tangible book value by $3.50 per share over the performance period for threshold performance. The vesting ranged from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance This tranche of awards vested in second quarter 2022 at 150% for achieving tangible book value per share growth in excess of target payout performance. The vesting of these awards occurred prior to June 30, 2022 and was not affected by the two-for-one forward stock split.

On July 29, 2020, the Compensation Committee granted an additional 14,500 units under the RSU plan. The performance goal for this tranche is based on the relative increase in the Bank’s tangible book value compared with a pre-determined group of peer banks over the performance period for threshold performance. Vesting will range from 50% of target for achieving threshold performance, to 100% of target for achieving tangible book value growth of at least 50% but less than 55% of the peer group, to 150% of target for achieving in excess of target payout performance and, if the performance goal is achieved, vesting will occur no later than March 15, 2023. The number of units awarded for this tranche has been adjusted to reflect the two-for-one forward stock split, which was effective on June 30, 2022.

On June 23, 2021, the Compensation Committee granted an additional 14,800 units under the RSU plan. The performance goal for this tranche is based on the increase in the Bank’s tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($4.50 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 15, 2024. The number of units awarded and the performance goals for this tranche have been adjusted to reflect the two-for-one forward stock split, which was effective on June 30, 2022.

On February 28, 2022, the Compensation Committee granted an additional 13,900 units under the RSU plan. The performance goal for this tranche is based on the increase in the Bank’s tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($4.50 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than March 15, 2025. The number of units awarded and the performance goals for this tranche have been adjusted to reflect the two-for-one forward stock split, which was effective on June 30, 2022.

The fair value of the awards granted under the RSU plan at the grant date was $394 thousand and $354 thousand, respectively, for those grants awarded in 2022 and 2021. Compensation expense of $96 thousand and $103 thousand was recorded with respect to these RSUs for the three months ended June 2022 and 2021, and $193 thousand and $174 thousand for the six months ended June 30, 2022 and 2021, respectively. No performance-based restricted stock units were awarded prior to 2019. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $271 thousand and $310 thousand for the three months ended June 30, 2022 and 2021, and year to date expenses of $538 thousand and $548 thousand for 2022 and 2021, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In second quarter 2022, a former Riverside employee exercised 4,050 stock options at $8.52 per share and in the second quarter 2021, no stock options were exercised. A former Riverside Bank executive exercised 7,020 and 3,510 stock options at $8.52 per share in second quarter 2022 and 2021, respectively.

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

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
June 30, 2022
Assets at fair value on a recurring basis
U.S. Treasury	$—	$17,672	$—	$17,672
U.S. Government Agency notes	—	29,718	—	29,718
Municipal bonds	—	48,267	—	48,267
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	71,467	—	71,467
Collateralized mortgage obligations:
U.S. Government agencies	—	22,552	—	22,552
Corporate bonds	—	13,434	—	13,434
Securities available-for-sale	$—	$203,110	$—	$203,110
Mutual funds	1,672	—	—	1,672
Derivative financial instruments	—	49	—	49

December 31, 2021
Assets at fair value on a recurring basis
U.S. Treasury	$—	$15,131	$—	$15,131
U.S. Government Agency notes	—	31,604	—	31,604
Municipal bonds	—	47,822	—	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	74,541	—	74,541
Collateralized mortgage obligations:
U.S. Government agencies	—	20,898	—	20,898
Corporate bonds	—	12,400	—	12,400
Securities available-for-sale	$—	$202,396	$—	$202,396
Mutual fund	901	—	—	901
Derivative financial instruments	—	18	—	18
Assets at fair value on a non-recurring basis
Assets held for sale [1]	$700	$—	$—	$700

1 Prior to December 31, 2021, the Bank entered into an agreement with a third party to sell the building that housed its Poughkeepsie, New York retail branch and relocate the branch to leased space nearby. This sale was completed in January 2022. At June 30, 2022, Salisbury did not have any assets measured at fair value on a non-recurring basis.

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2022
Financial Assets
Cash and cash equivalents	$71,467	$71,467	$71,467	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale, net	203,110	203,110	—	203,110	—
Mutual funds	1,672	1,672	1,672	—	—
Federal Home Loan Bank of Boston stock	945	945	—	945	—
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,135,758	1,112,258	—	—	1,112,258
Accrued interest receivable	6,123	6,123	—	6,123	—
Cash surrender value of life insurance policies	28,063	28,063	—	28,063	—
Derivative financial instruments	49	49	—	49	—
Financial Liabilities
Demand (non-interest-bearing)	$383,674	$383,674	$—	$383,674	$—
Demand (interest-bearing)	233,947	233,947	—	233,947	—
Money market	314,244	314,244	—	314,244	—
Savings and other	231,322	231,322	—	231,322	—
Certificates of deposit	153,352	153,321	—	153,321	—
Deposits	1,316,539	1,316,508	—	1,316,508	—
Repurchase agreements	16,574	16,574	—	16,574	—
FHLBB advances	—	—	—	—	—
Subordinated debt	24,502	22,428	—	22,428	—
Note payable	149	151	—	151	—
Finance lease obligation	4,329	4,267	—	—	4,267
Accrued interest payable	44	44	—	44	—

December 31, 2021
Financial Assets
Cash and cash equivalents	$175,335	$175,335	$175,335	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	202,396	202,396	—	202,396	—
Mutual funds	901	901	901	—	—
Federal Home Loan Bank of Boston stock	1,397	1,397	—	1,397	—
Loans held-for-sale	2,684	2,721	—	—	2,721
Loans receivable, net	1,066,750	1,066,733	—	—	1,066,733
Accrued interest receivable	6,260	6,260	—	6,260	—
Cash surrender value of life insurance policies	27,738	27,738	—	27,738	—
Derivative financial instruments	18	18	—	18	—
Financial Liabilities
Demand (non-interest-bearing)	$416,073	$416,073	$—	$416,073	$—
Demand (interest-bearing)	233,600	233,600	—	233,600	—
Money market	330,436	330,436	—	330,436	—
Savings and other	237,075	237,075	—	237,075	—
Certificates of deposit	119,009	119,716	—	119,716	—
Deposits	1,336,193	1,336,900	—	1,336,900	—
Repurchase agreements	11,430	11,430	—	11,430	—
FHLBB advances	7,656	7,714	—	7,714	—
Subordinated debt	24,474	24,409	—	24,409	—
Note payable	170	171	—	171	—
Finance lease liability	4,107	4,223	—	—	4,223
Accrued interest payable	49	49	—	49	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 13 – SUBSEQUENT EVENTS

On July 20, 2022 the Board of Directors of Salisbury approved a quarterly cash dividend of $0.16 per common share is payable on August 26, 2022 to shareholders of record as of August 12, 2022.

In July 2022, Salisbury management discovered that the Bank’s trust department terminated a trust account in May 2020 and distributed approximately $1.0 million that should have been retained in continuance of the trust account. Salisbury is currently evaluating the Company’s potential financial exposure. At this time, management believes that Salisbury’s exposure is not yet known or knowable and could potentially range from zero to approximately $1.0 million depending upon the facts and circumstances and the scope of Salisbury’s insurance coverage. Salisbury has engaged legal counsel to advise the Company with respect to the proper actions to be taken to address this matter.

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

FINANCIAL CONDITION

Securities and Short-Term Funds

The fair market value of Salisbury’s investment portfolio increased $1.0 million from year end 2021 to $205.7 million at June 30, 2022. The fair market value included net unrealized pre-tax losses of $18.4 million at June 30, 2022 compared with net unrealized pre-tax gains of $1.0 million at December 31, 2021. The net unrealized losses reflected the sharp increase in market interest rates that has occurred in the last six months. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $103.9 million, or 59.2%, to $71.5 million at June 30, 2022. This decrease was driven by record loan growth and normal customer activity during the six-month period ended June 30, 2022.

Salisbury evaluates securities for OTTI when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at June 30, 2022.

Loans

Net loans receivable increased $69.0 million, or 6.5%, to $1.14 billion at June 30, 2022, compared with $1.07 billion at December 31, 2021. PPP loan balances declined from $25.6 million at December 31, 2021 to $2.9 million at June 30, 2022 due to the forgiveness of such loans by the SBA. Excluding PPP loans, net loans receivable increased by a record $91.7 million, or 8.8%, compared with December 31, 2021. The increase in net loans receivable was broad-based and reflected growth in residential, consumer, commercial and commercial & industrial loans. Commercial and industrial loan growth for second quarter 2022 included the purchase of two syndicated loans, which aggregated $6.8 million. The allowance for loan losses increased by $0.7 million from December 2021 primarily due to significant loan growth, management’s current assessment of certain qualitative and environmental factors and charge-off activity during the six-month period ending June 30, 2022.

Asset Quality

During the first six months of 2022, overall asset quality continued to improve. Non-performing assets of $4.2 million, or 0.37% of gross loans receivable were essentially unchanged from year end 2021 and total impaired and potential problem loans declined $18.9 million from $32.8 million, or 3.04% of gross loans receivable to $13.9 million, or 1.2% of gross loans receivable at June 30, 2022. The decrease in the balance from year end 2021 primarily reflected management’s upgrade of the internal risk rating on loans to businesses in the hospitality and entertainment and recreation industries, which were previously downgraded due to concerns over COVID-19. Such businesses have demonstrated a return to pre-pandemic levels of activity and liquidity. As of June 30, 2022, Salisbury did not have any outstanding loan payment deferrals and the Bank had approximately $3 million of PPP loans on its balance sheet compared with approximately $26 million at December 31, 2021.

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

Past Due Loans

Loans past due 30 days or more decreased $1.5 million for the six months ended June 30, 2022 to $1.1 million, or 0.10% of gross loans receivable compared with $2.6 million, or 0.24% of gross loans receivable at December 31, 2021. The decline in past due loans from year end 2021 primarily reflected the sale and or charge-off of non-performing loans during the six-month period ending June 30, 2022.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Past due 30-59 days	$754	$751
Past due 60-89 days	247	590
Past due 90-179 days	69	1
Past due 180 days and over	11	10
Accruing loans	1,081	1,352
Past due 30-59 days	—	14
Past due 60-89 days	—	—
Past due 90-179 days	—	63
Past due 180 days and over	15	1,213
Non-accrual loans	15	1,290
Total loans past due 30 days or greater	$1,096	$2,642

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

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans, excluding troubled debt restructured loans	$4,080	$2,838
Non-accrual troubled debt restructured loans	69	1,350
Accruing troubled debt restructured loans	3,012	3,609
Total impaired loans	$7,161	$7,797

Non-Performing Assets

Non-performing assets of $4.2 million, or 0.28% of total assets at June 30, 2022, were essentially unchanged from December 31, 2021, and decreased $1.3 million from $5.5 million, or 0.39% of total assets, at June 30, 2021. Non-performing assets at June 30, 2022 included a residential real estate loan of approximately $1.5 million on a property that was sold in July 2022. The components of non-performing assets are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Residential 1-4 family	$2,450	$750
Residential 5+ multifamily	—	861
Home equity lines of credit	—	21
Commercial	1,228	1,924
Farm land	409	432
Vacant land	—	—
Real estate secured	4,087	3,988
Commercial and industrial	62	200
Consumer	—	—
Non-accrual loans	4,149	4,188
Accruing loans past due 90 days and over	80	11
Non-performing loans	4,229	4,199
Foreclosed assets	—	—
Non-performing assets	$4,229	$4,199

The past due status of non-performing loans is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Current	$4,134	$2,898
Past due 30-59 days	—	14
Past due 60-89 days	—	—
Past due 90-179 days	69	64
Past due 180 days and over	26	1,223
Total non-performing loans	$4,229	$4,199

At June 30, 2022, 97.75% of non-performing loans were current with respect to loan payments, compared with 69.02% at December 31, 2021.

Troubled Debt Restructured Loans

Troubled debt restructured loans declined during the first six months of 2022 to $3.1 million, or 0.27% of gross loans receivable at June 30, 2022, compared to $5.0 million, or 0.46% of gross loans receivable at December 31, 2021. The decline in the balance of troubled debt restructured loans since year end 2021 primarily reflected the sale or charge-off of $1.6 million of certain residential and commercial loans, an internal risk rating upgrade of a $0.2 million residential loan and $0.1 million of amortization.

The components of troubled debt restructured loans are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Residential 1-4 family	$1,504	$1,824
Residential 5+ multifamily	80	87
Commercial	1,355	1,622
Real estate secured	2,939	3,533
Commercial and industrial	73	76
Accruing troubled debt restructured loans	3,012	3,609
Residential 1-4 family	69	256
Residential 5+ multifamily	—	861
Commercial	—	233
Real estate secured	$69	$1,350
Non-accrual troubled debt restructured loans	69	1,350
Troubled debt restructured loans	$3,081	$4,959

The past due status of troubled debt restructured loans is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Current	$2,976	$3,540
Past due 30-59 days	36	37
Past due 60-89 days	—	32
Accruing troubled debt restructured loans	3,012	3,609
Current	69	414
Past due 180 days and over	—	936
Non-accrual troubled debt restructured loans	69	1,350
Total troubled debt restructured loans	$3,081	$4,959

At June 30, 2022, 98.83% of troubled debt restructured loans were current with respect to loan payments, as compared with 79.73% at December 31, 2021.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans decreased $18.2 million to $6.8 million, or 0.59% of gross loans receivable at June 30, 2022, compared with $25.0 million, or 2.32% of gross loans receivable at December 31, 2021. The decrease in potential problem loans from year end 2021 primarily reflected management’s upgrade of the internal risk rating on approximately $17 million of loans that were mostly related to the hospitality and entertainment and recreation industries. These loans were previously downgraded due to concerns over COVID-19 but the businesses have since demonstrated a return to pre-pandemic levels of activity and liquidity.

The components of potential problem loans are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Residential 1-4 family	$869	$999
Residential 5+ multifamily	—	709
Home equity lines of credit	—	—
Residential real estate	869	1,708
Commercial	4,203	20,998
Construction of commercial	—	—
Commercial real estate	4,203	20,998
Farm land	—	—
Real estate secured	5,072	22,706
Commercial and industrial	1,696	2,310
Consumer	—	—
Total potential problem loans	$6,768	$25,016

The past due status of potential problem loans is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Current	$6,746	$24,977
Past due 30-59 days	—	23
Past due 60-89 days	22	16
Past due 90-179 days	—	—
Total potential problem loans	$6,768	$25,016

At June 30, 2022, 99.67% of potential problem loans were current with respect to loan payments, as compared with 99.84% at December 31, 2021. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits decreased $19.7 million, or 1.5%, during the first six months of 2022 to $1.32 billion at June 30, 2022, compared with $1.34 billion at December 31, 2021. The decrease primarily reflected normal business activity. Deposit balances at second quarter 2022 included $15.0 million which Salisbury received on June 29, 2022 from a wholesale source to fund loan growth during the quarter. These funds were included in a money market account at June 30, 2022. Retail repurchase agreements increased $5.1 million during 2022 to $16.6 million at June 30, 2022, compared with $11.4 million at December 31, 2021.

The distribution of average total deposits by account type is as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
Demand deposits	$381,796	29.71%	0.00%	$366,953	29.28%	0.00%
Interest-bearing checking accounts	229,625	17.87	0.19	224,763	17.93	0.19
Money market savings	299,870	23.34	0.21	315,469	25.17	0.17
Regular savings accounts	236,728	18.42	0.16	215,300	17.18	0.11
Certificates of deposit (CD’s)[1]	137,034	10.66	0.63	130,879	10.44	0.72
Total deposits	$1,285,053	100.00%	0.18%	$1,253,364	100.00%	0.17%

1CD’s included brokered certificates of deposit of $35.0 million at June 30, 2022 and $7.9 million at December 31, 2021.

The classification of certificates of deposit by interest rates is as follows:

Interest rates	June 30, 2022	December 31, 2021
Less than 1.00%	$128,848	$97,099
1.00% to 1.99%	15,964	14,919
2.00% to 2.99%	8,540	6,493
3.00% to 3.99%	—	498
Total	$153,352	$119,009

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At June 30, 2022
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$105,194	$13,184	$4,591	$5,879	$128,848	84.02%
1.00% to 1.99%	9,306	3,552	3,106	—	15,964	10.41%
2.00% to 2.99%	168	5,875	2,497	—	8,540	5.57%
3.00% to 3.99%	—	—	—	—	—	0.00%
Total	$114,668	$22,611	$10,194	$5,879	$153,352	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

June 30, 2022 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$56,090	$19,533	$11,064	$22,591	$109,278

Salisbury did not have any outstanding FHLBB advances at June 30, 2022 compared with an outstanding balance of $7.7 million at December 31, 2021. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreements with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At June 30, 2022, $20.0 million of letters of credit were outstanding.

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At June 30, 2022, Salisbury’s excess borrowing capacity at FHLBB was approximately $253.0 million. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury’s net interest margin. If a deterioration in economic conditions or other factors cause depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Operating activities for the six-month period ended June 30, 2022 provided net cash of $15.4 million. Investing activities utilized net cash of $95.1 million principally from $52.2 million of purchases of available-for-sale securities and mutual funds, $73.4 million of net loan originations and principal collections, and $0.6 million of capital expenditures, partly offset by proceeds of $9.4 million from calls and maturities of available-for-sale securities and proceeds of $22.0 million from the sale of available-for-sale-securities. Financing activities utilized net cash of $24.2 million principally due to a decrease of deposit transaction accounts of $54.0 million, the repayment of FHLBB term advances of $6.0 million, the repayment of FHLBB amortizing term advances of $1.7 million and the payment of common stock dividends of $1.8 million, partially offset by an increase in time deposits of $34.3 million and a $5.1 million increase in repurchase agreements

At June 30, 2022, Salisbury had outstanding commitments to fund new loan originations of $63.0 million and unused lines of credit of $246.6 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2022 and 2021

OVERVIEW

On June 30, 2022, Salisbury effected a two-for-one forward stock split of its outstanding shares. As a result, all share and per share metrics included herein have been adjusted to reflect this event. Net income allocated to common shareholders was $3.8 million, or $0.67 per basic earnings per common share, for the second quarter ended June 30, 2022 (second quarter 2022), compared with $4.3 million, or $0.76 per basic common share, for the second quarter ended June 30, 2021 (second quarter 2021), and $3.5 million, or $0.62 per basic common share, for the first quarter ended March 31, 2022 (first quarter 2022).

Net Interest Income

Tax equivalent net interest income for the second quarter 2022 increased $1.3 million, or 1.4%, versus second quarter 2021. Average earning assets increased $20.3 million, or 1.5%, versus second quarter 2021. Average total interest bearing deposits increased slightly compared with second quarter 2021. Average loan balances for second quarter 2022 included an average PPP loan balance of $8.8 million compared with $80.4 million for second quarter 2021. The net interest margin for the second quarter 2022 was 3.15% compared with 2.82% for the second quarter 2021. Excluding PPP loans, the net interest margin for the second quarter 2022 was approximately 3.10% compared with 2.76% for second quarter 2021. The increase in net interest margin in second quarter 2022 primarily reflected a $59.7 million, or 5.7%, increase in average loan balances earning an average yield of 3.81% and a reduction in short term fund balances of $126.2 million, or 69.8%, earning an average yield of 0.73%, and a decrease in subordinated debt interest expense compared to 2021, which included approximately $180 thousand for interest expense as amortized costs on subordinated debt that Salisbury had issued in 2015 and fully redeemed in May of 2021.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Loans (a)(d)	$1,112,120	$1,052,381	$10,693	$10,015	3.81%	3.78%
Securities (c)(d)	225,458	138,164	1,117	720	1.98	2.08
FHLBB stock	1,221	1,830	10	11	3.20	2.41
Short term funds (b)	54,553	180,716	98	50	0.73	0.11
Total interest-earning assets	1,393,352	1,373,091	11,918	10,796	3.40	3.13
Other assets	61,790	70,447
Total assets	$1,455,142	$1,443,538
Interest-bearing demand deposits	$229,625	$227,623	108	117	0.19	0.21
Money market accounts	299,870	315,665	156	138	0.21	0.18
Savings and other	236,728	212,253	97	59	0.16	0.11
Certificates of deposit	137,034	147,103	216	252	0.63	0.69
Total interest-bearing deposits	903,257	902,644	577	566	0.26	0.25
Repurchase agreements	10,216	12,010	4	4	0.15	0.15
Finance lease	5,283	2,751	41	36	3.09	5.26
Note payable	153	192	2	3	6.13	6.09
Subordinated Debt (net of issuance costs)	24,494	30,789	233	415	3.80	5.39
FHLBB advances	—	10,576	—	33	—	1.21
Total interest-bearing liabilities	943,403	958,962	857	1,057	0.36	0.44
Demand deposits	376,694	348,561
Other liabilities	6,258	6,786
Shareholders’ equity	128,787	129,229
Total liabilities & shareholders’ equity	$1,455,142	$1,443,538
Net interest income (d)			$11,061	$9,739
Spread on interest-bearing funds					3.03	2.69
Net interest margin (e)					3.15	2.82

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $187,000 and $174,000, respectively, for 2022 and 2021 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2022 and 2021.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2022 versus 2021
Change in interest due to	Volume	Rate	Net
Loans	$608	$70	$678
Securities	442	(45)	397
FHLBB stock	(4)	3	(1)
Short term funds	(134)	182	48
Interest-earning assets	912	210	1,122
Deposits	(1)	12	11
Repurchase agreements	—	—	—
Finance lease	27	(22)	5
Note payable	(1)	—	(1)
Subordinated Debt	(72)	(110)	(182)
FHLBB advances	(17)	(16)	(33)
Interest-bearing liabilities	(64)	(136)	(200)
Net change in net interest income	$976	$346	$1,322

Interest Income

Tax equivalent interest income increased $1.1 million, or 10.4%, to $11.9 million for second quarter 2022 as compared with $10.8 million in second quarter 2021. Loan income as compared to second quarter 2021 increased $678 thousand, or 6.8%, primarily due to a $59.7 million, or 5.67%, increase in average loan balances and a 3 basis point increase in the average loan yield. Tax equivalent securities income increased $397 thousand, or 55.1%, for second quarter 2022 as compared with second quarter 2021, primarily due to a $87.2 million, or 63.1%, increase in average volume, partly offset by a 10 basis point decrease in average yield. Income on short-term funds as compared to second quarter 2021 increased $48 thousand, or 96.0%, primarily due to a 62 basis point increase in the average short-term funds yield, partly offset by a $126.2 million, or 69.8%, decrease in average balance.

Interest Expense

Interest expense decreased $200 thousand, or 18.9%, to $0.9 million for second quarter 2022 as compared with $1.1 million in second quarter 2021. Interest on deposit accounts increased slightly from second quarter 2021. Interest expense on subordinated debt decreased $182 thousand, or 43.9%, as the second quarter 2021 included approximately $180 thousand for interest and the amortization of issuance costs on subordinated debt, which Salisbury issued in 2015 and fully redeemed in May 2021.

Provision and Allowance for Loan Losses

The allowance for loan losses was $13.7 million at June 30, 2022 compared with $13.0 million at December 31, 2021. The provision for loan loss expense for second quarter 2022 was $1.1 million compared with a provision of $363 thousand for first quarter 2022 and a provision release of $1.1 million for second quarter 2021. The provision expense for second quarter 2022 reflected record quarterly loan growth and adjustments to qualitative factors due to the uncertain macro-economic environment. The provision expense for second quarter 2022 also reflected a release of credit reserves of $0.6 million due to management’s upgrade of the internal risk rating on certain loans related to the hospitality industry. Net loan charge-offs (recoveries) were $312 thousand for the second quarter 2022, $410 thousand for first quarter 2022 and $103 thousand for the second quarter 2021. Charge-offs for second quarter 2022 primarily related to a discrete commercial loan.

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans excluding PPP loans, was 1.20% for the second quarter 2022, versus 1.21% for first quarter 2022 and 1.29% for the second quarter 2021. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 324% for the second quarter of 2022, versus 467% for the first quarter of 2022 and 229% for the second quarter of 2021.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2022	2021
Net charge-offs (recoveries) to average loans receivable, gross	0.03%	0.01%
Non-performing loans to loans receivable, gross	0.37	0.53
Accruing loans past due 30-89 days to loans receivable, gross	0.09	0.13
Allowance for loan losses to loans receivable, gross	1.19	1.22
Allowance for loan losses to non-performing loans	324.03	229.42
Non-performing assets to total assets	0.28	0.39

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $4.2 million or 0.37% of gross loans receivable at June 30, 2022 as compared to $5.5 million, or 0.53%, at June 30, 2021. Accruing loans past due 30-89 days decreased $0.4 million to $1.0 million, or 0.09% of gross loans receivable at June 30, 2022 from $1.4 million, or 0.13% of gross loans receivable, at June 30, 2021. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

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

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2022.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Trust and wealth advisory	$1,293	$1,254	$39	3.1%
Service charges and fees	1,723	1,374	349	25.4
Mortgage banking activities, net	77	196	(119)	(60.7)
(Losses) gains on mutual fund	(30)	3	(33)	N/A
(Losses) gains on available-for-sale securities, net	(45)	(9)	(36)	400.0
BOLI income and gains	252	125	127	101.6
Other	27	28	(1)	(3.6)
Total non-interest income	$3,297	$2,971	$326	11.0%

Non-interest income increased $326 thousand, or 11.0% in the second quarter 2022 versus second quarter 2021. Trust and wealth advisory revenues increased $39 thousand versus second quarter 2021. Assets under administration were $1.3 billion at June 30, 2022 compared with $1.0 billion at March 31, 2022 and $970.3 million at June 30, 2021. Discretionary assets under administration of $546.5 million at June 30, 2022 decreased from $625.3 million at March 31, 2022 and $614.3 million at June 30, 2021. Non-discretionary assets under administration of $714.7 million increased from $423.9 million at first quarter 2022 and increased from $356.0 million in second quarter 2021. The increase in non-discretionary assets from the comparative quarters primarily reflected a higher valuation of certain partnership assets for an existing client relationship. The trust and wealth business records only a nominal annual fee on this relationship.

Service charges and fees increased $349 thousand versus second quarter 2021 primarily due to non-recurring loan prepayment fees of $425 thousand as well as higher interchange and deposit fees. Second quarter 2022 income from mortgage sales and servicing decreased $119 thousand due to lower sales volume. Mortgage sales to FHLB Boston in second quarter 2022 were $2.0 million compared with $7.1 million for second quarter 2021. Mortgage banking activities, net for first quarter 2022 also included a pre-tax gain of $239 thousand on the sale of $3.4 million of non-performing and under-performing commercial and residential loans.

Non-interest income for second quarter 2022 included a pre-tax loss of $45 thousand on the sale of available-for-sale securities (“AFS”) compared with $9 thousand in second quarter 2021. BOLI income for second quarter 2022 included a non-recurring non-taxable gain of $89 thousand related to proceeds receivable due to the death of a former covered employee.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Salaries	$3,657	$3,403	$254	7.5%
Employee benefits	1,288	1,356	(68)	(5.0)
Premises and equipment	973	1,019	(46)	(4.5)
Information processing and services	702	628	74	11.8
Professional fees	821	644	177	27.5
Collections, OREO, and loan related	116	113	3	2.7
FDIC insurance	122	80	42	52.5
Marketing and community support	262	214	48	22.4
Amortization of intangibles	50	65	(15)	(23.1)
Other	541	564	(23)	(4.1)
Total non-interest expense	$8,532	$8,086	$446	5.5%

Non-interest expense for second quarter 2022 increased $446 thousand versus second quarter 2021. Total compensation expense increased $186 thousand versus the second quarter 2021. The increase from the comparative quarters primarily reflected higher salary expense, partially offset by lower benefits expense. Deferred loan origination expenses in second quarter 2022 declined $57 thousand versus second quarter 2021. Premises and equipment expense decreased $46 thousand versus second quarter 2021 primarily due to decreased depreciation expense and software maintenance. Information processing and services expense increased $74 thousand versus second quarter 2021 primarily due to higher ATM network processing fees, core data processing and website expenses. Professional fees increased $177 thousand versus second quarter 2021 primarily due to higher consulting, legal expenses and investment management fees. Marketing and community support expense increased $48 thousand versus second quarter 2021 primarily due to timing of current marketing campaigns and contributions. The decrease in other expenses of $23 thousand primarily reflected fraud insurance recovery. During second quarter 2022, Salisbury recovered approximately $50 thousand related to fraud losses recorded in first quarter 2022.

Income Taxes

The effective income tax rates for second quarter 2022 and second quarter 2021 were 15.3% and 21.2%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax-exempt income. The tax provision for second quarter 2022 included a non-recurring credit of $63 thousand to adjust for an over statement of the Bank’s 2021 tax liability to New York state. The lower tax rate in second quarter 2022 also reflected a higher mix of tax-exempt income from municipal bonds and tax advantaged loans as well as the BOLI proceeds receivable noted above. Additionally, Salisbury’s effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

For the six-month periods ended June 30, 2022 and 2021

Overview

Net income allocated to common shareholders was $7.3 million, or $1.29 basic earnings per common share, for the six-month period ended June 30, 2022 (six-month period 2022), compared with $8.7 million, or $1.56 basic earnings per common share, for the six-month period ended June 30, 2021 (six month period 2021). The reduction in net income allocated to common shareholders for the six-month period in 2022 primarily reflected a higher provision for loan losses and higher non-interest expenses, which were partially offset by higher net interest and non-interest income.

Net Interest Income

Tax equivalent net interest income for the six-month period 2022 of $21.5 million increased $1.3 million, or 6.3%, versus the six-month period 2021. Average earning assets of $1.4 billion at June 30, 2022 increased $87.0 million, or 6.6%, versus the six-month period 2021. Average total interest bearing deposits of $0.9 million increased $41.8 million, or 4.8%, versus the six-month period 2021. The net interest margin of 3.05% decreased 1 basis point compared with the six-month period 2021. Excluding PPP loans, the net interest margin for the six-month period ended June 30, 2022 was approximately 2.98% compared with 2.94% for the same period in 2021.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Loans (a)(d)	$1,095,955	$1,052,020	$20,971	$20,605	3.80%	3.90%
Securities (c)(d)	216,847	120,710	2,079	1,360	1.92	2.25
FHLBB stock	1,327	1,889	17	20	2.58	2.13
Short term funds (b)	88,813	141,278	146	76	0.33	0.11
Total earning assets	1,402,942	1,315,897	23,213	22,061	3.29	3.34
Other assets	68,256	70,848
Total assets	$1,471,198	$1,386,745
Interest-bearing demand deposits	$231,037	$223,049	207	223	0.18	0.20
Money market accounts	310,475	302,290	283	267	0.18	0.18
Savings and other	234,920	204,930	160	115	0.14	0.11
Certificates of deposit	134,063	138,402	405	516	0.61	0.75
Total interest-bearing deposits	910,495	868,671	1,055	1,121	0.23	0.26
Repurchase agreements	8,689	10,241	6	8	0.15	0.15
Finance lease	5,190	2,787	82	69	3.16	4.93
Note payable	158	196	5	6	6.13	6.14
Subordinated Debt (net of issuance costs)	24,488	20,529	466	534	3.81	5.20
FHLBB advances	1,479	11,197	55	65	7.46	1.17
Total interest-bearing liabilities	950,499	913,621	1,669	1,803	0.35	0.40
Demand deposits	381,731	338,486
Other liabilities	6,675	6,851
Shareholders’ equity	132,293	127,787
Total liabilities & shareholders’ equity	$1,471,198	$1,386,745
Net interest income (d)			$21,544	$20,258
Spread on interest-bearing funds					2.94	2.95
Net interest margin (e)					3.05	3.06

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.

(d)	Includes tax exempt income benefit of $364,000 and $343,000, respectively for 2022 and 2021 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2022 and 2021.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2022 versus 2021
Change in interest due to	Volume	Rate	Net
Loans	$1,440	$(1,074)	$366
Securities	1,276	(557)	719
FHLBB stock	(10)	7	(3)
Short term funds	(183)	253	70
Interest-earning assets	2,523	(1,371)	1,152
Deposits	201	(267)	(66)
Repurchase agreements	(2)	—	(2)
Finance lease	84	(71)	13
Note payable	(1)	—	(1)
Subordinated Debt	245	(313)	(68)
FHLBB advances	(409)	399	(10)
Interest-bearing liabilities	118	(252)	(134)
Net change in net interest income	$2,405	$(1,119)	$1,286

Interest Income

Tax equivalent interest income of $23.2 million for the six-month period ended June 30, 2022 increased $1.2 million, or 5.2%, from $22.1 million for the six-month period ended June 30, 2021. Loan income, as compared to the six months of 2021, increased $366 thousand, or 1.8%, primarily due to a $43.9 million, or 4.1%, increase in average loan balances, which was partly offset by a 10 basis point decrease in the average yield. Tax equivalent securities income increased $719 thousand, or 52.9%, for the six-month period 2022 as compared with the six-month period 2021, primarily due to a $96.1 million, or 79.6%, increase in average balances, which was partly offset by a 33 basis point decrease in average yield. Income on short-term funds as compared to six-month period 2021 increased $70 thousand, or 92.1%, primarily due to a $52.5 million, or 37.1%, decrease in average balances, partly offset by a 22 basis point increase in the average short-term funds yields.

Interest Expense

Interest expense decreased $134 thousand, or 7.4%, to $1.7 million for the six-month period 2022 compared with $1.8 million for the six-month period 2021. Interest on deposit accounts decreased $66 thousand, or 5.9%, as a result of a 3 basis point reduction in the average deposit rate, which was partly offset by an increase in the average total deposit balance of $41.8 million compared with the six-month period 2021. Interest expense on subordinated debt for the six-month period 2021 included approximately $180 thousand for interest and the amortization of issuance costs on $10.0 million of subordinated debt, which Salisbury issued in 2015 and fully redeemed in May 2021. In March 2021, Salisbury issued $25.0 million of subordinated debt at a coupon of 3.5%.

Provision and Allowance for Loan Losses

A provision of $1.5 million was recorded for the six-month period ended June 30, 2022 compared to a net credit reserve release of $0.9 million for the six-month period ended June 30, 2021. Net loan charge-offs were $722 thousand and $129 thousand for the respective periods. The provision expense for six-month period of 2022 reflected significant loan growth and adjustments to qualitative factors due to the uncertain macro-economic environment. The provision expense for quarter 2022 also reflected a release of credit reserves of $0.6 million due to management’s upgrade of the internal risk rating on certain loans related to the hospitality and entertainment and recreation industries. In 2021 management reduced credit reserves as a result of an improvement in the business environment in Salisbury’s market areas due to the rollout out of vaccinations and the lifting of COVID-19 restrictions.

Charge-off’s for the six-month period in 2022 included a write-down of $374 thousand in first quarter 2022 to reduce the carrying value on $3.8 million of non-performing and under-performing residential and commercial loans, which Salisbury sold during the quarter, to the initial bid prices. The proceeds from the sale of these loans subsequently increased by approximately $239 thousand due to higher final bids. This increase was recorded as a pre-tax gain on sale in Salisbury’s consolidated statement of income in first quarter 2022. In second quarter 2022, Salisbury charged off $312 thousand, which primarily related to a discrete commercial loan.

Reserve coverage at June 30, 2022, as measured by the ratio of allowance for loan losses to gross loans, at 1.19%, compares with 1.22% a year ago at June 30, 2021. Excluding PPP loans, the reserve coverage ratio was 1.20% for June 30, 2022 compared with 1.29% for June 30, 2021. Management will continue to evaluate credit risk in the loan portfolio to ensure a commensurate level of loan loss reserves. A resurgence of the pandemic or a deterioration in economic conditions due to high inflation and rising interest rates, which results in loan payment delinquencies, may subsequently necessitate an increase in loan loss reserves.

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Trust and wealth advisory	$2,533	$2,399	$134	5.6%
Service charges and fees	2,861	2,325	536	23.1
Mortgage banking activities, net	432	804	(372)	(46.3)
(Losses) gains on mutual fund	(72)	(14)	(58)	414.3
(Losses) gains on sales and calls of available -for-sale securities, net	165	(9)	174	N/A
BOLI income and gains	414	251	163	64.9
Other	57	57	0	0.0
Total non-interest income	$6,390	$5,813	$577	9.9%

Non-interest income for the six-month period ended June 30, 2022 increased $577 thousand versus the same period in 2021. Trust and wealth advisory revenues increased $134 thousand mainly due to higher asset-based fees. Service charges and fees increased $536 thousand during the six-month period ended June 30, 2022. The increase primarily reflected loan prepayment fees recorded in second quarter 2022 as well as higher deposit fees. Income from sales of mortgage loans decreased $372 thousand due to decreased gains on sales of fixed rate residential mortgage loans to FHLB Boston. Mortgage loan sales totaled $7.5 million for the six-month period ended June 30, 2022 compared with $28.5 million for the six-month period ended June 30, 2021. The six-month periods ended June 30, 2022 and 2021 included mortgage servicing amortization of $78 thousand and $131 thousand, respectively. BOLI income for the six-month period ended June 30, 2022 included a non-recurring non-taxable gain of $89 thousand related to proceeds receivable due to the death of a former covered employee.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Salaries	$7,135	$6,304	$831	13.2%
Employee benefits	2,565	2,668	(103)	(3.9)
Premises and equipment	2,086	1,973	113	5.7
Information processing and services	1,387	1,193	194	16.3
Professional fees	1,609	1,355	254	18.7
Collections, OREO, and loan related	232	197	35	17.8
FDIC insurance	293	225	68	30.2
Marketing and community support	447	296	151	51.0
Amortization of intangibles	104	137	(33)	(24.1)
Other	1,328	999	329	32.9
Non-interest expense	$17,186	$15,347	$1,839	12.0%
38

Non-interest expense for the six-month period ended June 30, 2022 increased $1.8 million versus the same period in 2021. Salaries increased $831 thousand due to higher base salaries and production accruals. Benefits decreased $103 thousand primarily due one-time health insurance credit recorded in 2022. Premises and equipment increased $113 thousand primarily due to higher lease, utilities expense and software maintenance partially offset by maintenance and repair expense. Information processing and services increased $194 thousand mainly due to higher core data processing costs, website and ATM and debit card network fees. Professional fees increased $254 thousand versus the six-month period 2021 primarily due to higher consulting, investment management and legal costs partially offset by lower audit and exam expenses. Collections, OREO and loan related expense increased $35 thousand primarily on higher appraisal and litigation costs and higher mortgage taxes. Marketing and community support increased $151 thousand primarily due to brand refresh incentives and additional marketing campaigns and contributions. Other expenses increased $329 thousand primarily due to two isolated instances of debit card or check cashing net fraud-related losses aggregating $200 thousand incurred in 2022.

Income taxes

The effective income tax rates for the six-month periods ended June 30, 2022 and June 30, 2021 were 16.9% and 21.4%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax-exempt income. The tax provision for the six-month period of 2022 included a non-recurring credit of $63 thousand to adjust for an over statement of the Bank’s 2021 tax liability to New York state. The lower tax rate in 2022 also reflected a higher mix of tax-exempt income from municipal bonds and tax advantaged loans as well as the BOLI proceeds receivable noted above. Additionally, Salisbury’s effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds and loans as well as bank owned life insurance.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity decreased $9.3 million in six months to $127.3 million at June 30, 2022 as unrealized after-tax losses in the available-for-sale securities (“AFS”) portfolio of $15.4 million and common stock dividends paid of $1.8 million were partially offset by net income of $7.4 million and issued stock and stock-based compensation totaling of $0.5 million. The unrealized losses in the AFS portfolio, which reflected the sharp increase in market interest rates during first six months of 2022, reduced both book value and tangible book value at June 30, 2022. Book value per common share of $22.01 at June 30, 2022 decreased $0.55 from first quarter 2022 and decreased $1.00 from second quarter 2021. Tangible book value per common share of $19.57 at June 30, 2022 decreased $0.53 from first quarter 2022 and decreased $0.93 from second quarter 2021.

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

	June 30, 2022	December 31, 2021
Total Capital (to risk-weighted assets)	13.28%	14.08%
Tier 1 Capital (to risk-weighted assets)	12.13	12.87
Common Equity Tier 1 Capital (to risk-weighted assets)	12.13	12.87
Tier 1 Capital (to average assets)	10.04	9.42

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

As of June 30, 2022, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

On September 17, 2019, the Office of the Comptroller of the Currency, the FRB and the FDIC published its final rule establishing a “Community Bank Leverage Ratio” (“CBLR”) that simplifies capital requirements for certain community banking organizations with less than $10 billion in total consolidated assets (such as the Bank). Under the final rule, depository institutions and their holding companies that meet certain criteria (generally, those with limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and temporary difference deferred tax assets) (“qualifying community banking organizations”) may elect to report the components of its Tier 1 leverage ratio as a measure of capital adequacy. A qualifying community banking organization with a CBLR of greater than 9% that “elects to use the CBLR framework” will not be subject to other risk-based and leverage capital requirements and will be considered to have met the “well-capitalized” ratio requirements for purposes of the agencies’ Prompt Corrective Action (“PCA”) framework. Under the final rule, if a bank that has opted to use the CBLR framework subsequently fails to satisfy one or more of the qualifying criteria but continues to report a leverage ratio of greater than 8%, the bank may continue to use the framework and will be deemed “well capitalized” for a grace period of up to two quarters. A qualifying community banking organization will be required to comply with the generally applicable capital rule and file the relevant regulatory reports if the banking organization: (1) is unable to restore compliance with all qualifying criteria during the two-quarter grace period (including achieving compliance with the greater than 9% leverage ratio requirement); (2) reports a leverage ratio of 8% or less; or (3) ceases to satisfy the qualifying criteria due to consummation of a merger transaction. The final rule became effective on January 1, 2020. The Bank would qualify for the CBLR methodology and would also be considered to be well capitalized if it elected to utilize such methodology. The Bank continues to evaluate the benefits of transitioning to this simplified methodology for assessing capital adequacy.

Stock Repurchase Plan

On March 23, 2022 Salisbury announced that its Board of Directors has renewed its share repurchase program that was established in March 2021. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over a period of the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares over the next twelve (12) months. Salisbury did not repurchase any shares during the six-month period ended June 30, 2022.

Stock Split

At Salisbury’s annual shareholder meeting on May 18, 2022, shareholders approved a recommendation by Salisbury’s Board of Directors to amend Salisbury’s Certificate of Incorporation to increase Salisbury’s authorized shares of Common Stock from 5,000,000 to 10,000,000 shares. On June 30, 2022, Salisbury’s Board implemented a two for one forward split of the shares of the Company’s Common Stock as a means of enhancing the liquidity and marketability of the Company’s securities in the best interests of shareholders.

Subordinated Debt

On March 31, 2021 Salisbury completed a private placement of $25.0 million in aggregate principal amount of Fixed to Floating Rate Subordinated Notes due 2031 (the “Notes”) to various accredited investors. The Notes have a maturity date of March 31, 2031 and bear interest at an annual rate of 3.50% per annum, from and including the closing date to, but excluding March 31, 2026 or the earlier redemption date, payable quarterly in arrears. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, the rate will be a floating per annum rate expected to be equal to the then current three-month SOFR plus 280 basis points, provided, however, that in the event three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero, payable quarterly in arrears. On May 28, 2021, Salisbury redeemed in full the $10.0 million of subordinated debt issued in 2015.

Dividends

Salisbury paid $1.8 million in common stock dividends during the six-month period ended June 30, 2022. On July 22, 2022, the Board of Directors of Salisbury approved a quarterly cash dividend of $0.16 per common share is payable on August 26, 2022 to shareholders of record as of August 12, 2022.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations;
(f)	the effect of the COVID-19 pandemic on Salisbury, the communities served by the Bank, the State of Connecticut and the United States, related to the economy and overall financial stability;
(g)	the risk of adverse changes in business conditions due to geo-political tensions;
(h)	government and regulatory responses to the COVID-19 pandemic; and
(i)	other risks identified from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s and the Bank’s financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2021 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2022, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 200 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – the yield curve is assumed to rise throughout 2022 and into 2023 with the treasury yield curve then declining late in 2023 and into 2024. At June 30, 2023 the two year, five year and 10 year treasury are 0.80%, 0.70% and 0.70% higher than actual rates as of June 30, 2022 with the Fed Funds rate increasing 1.75% from June 30, 2022 to June 30, 2023. The Fed Funds rate is then projected to decline 1.75% from June 30, 2023 to June 30, 2024 with the two year, five year and 10 year treasury declining by 1.46%, 1.30% and 1.05% over that time period. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2022, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of June 30, 2022.

As of June 30, 2022	Months 1-12	Months 13-24
Immediately rising interest rates + 200bp (static growth assumptions)	(2.70%)	2.40%
Immediately falling interest rates + 100bp (static growth assumptions)	(1.10)	1.60
Immediately rising interest rates - 100bp (static growth assumptions)	(3.70)	(7.10)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2022(in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(789)	$(1,536)
U.S. Government agency notes	(1,566)	(2,305)
Municipal bonds	(3,585)	(6,916)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(3,388)	(6,650)
Collateralized mortgage obligations
U.S. Government agencies	(1,572)	(3,175)
Corporate bonds	(424)	(801)
Total available-for-sale debt securities	$(11,324)	$(21,383)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2022.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Please refer to the note on forward-looking statements in this Quarterly Report on Form 10-Q. In addition, please consider the risk factors discussed in Salisbury’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the risk factors previously disclosed in such Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS
Exhibit No.	Description

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc., as amended.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).

4.1	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed March 31, 2021).

10.1	Change in Control Agreement with Stephen Scott dated May 18, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 20, 2022).

10.2	Amendment Number Two to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 23, 2022).

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

August 15, 2022	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 15, 2022	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

