Form 10-Q
period 2022-09-30
SALISBURY BANCORP, INC.
filed 2022-11-04
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock outstanding as of November 2, 2022 is 5,783,966.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Cash and due from banks	$6,314	$6,404
Interest bearing demand deposits with other banks	49,983	168,931
Total cash and cash equivalents	56,297	175,335
Interest bearing Time Deposits with Financial Institutions	—	750
Securities
Available-for-sale at fair value	189,161	202,396
Mutual funds at fair value	1,882	901
Federal Home Loan Bank of Boston stock at cost	1,487	1,397
Loans held-for-sale	—	2,684
Loans receivable, net (allowance for loan losses: $14,334 and $12,962)	1,176,493	1,066,750
Bank premises and equipment, net	22,502	22,625
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,612 and $5,462)	269	418
Accrued interest receivable	6,012	6,260
Cash surrender value of life insurance policies	30,187	27,738
Deferred taxes	8,882	2,588
Other assets	5,151	5,527
Total Assets	$1,512,138	$1,529,184
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$413,584	$416,073
Demand (interest bearing)	241,236	233,600
Money market	313,987	330,436
Savings and other	246,538	237,075
Certificates of deposit	109,859	119,009
Total deposits	1,325,204	1,336,193
Repurchase agreements	7,109	11,430
Federal Home Loan Bank of Boston advances	20,000	7,656
Subordinated debt	24,517	24,474
Note payable	139	170
Finance lease obligations	4,296	4,107
Accrued interest and other liabilities	7,712	8,554
Total Liabilities	1,388,977	1,392,584
Shareholders' Equity [1]
Common stock - $0.10 per share par value
Authorized: 10,000,000;
Issued: 5,783,966 and 5,723,394
Outstanding: 5,783,966 and 5,723,394	578	286
Unearned compensation – restricted stock awards	(1,328)	(925)
Paid-in capital	47,252	46,374
Retained earnings	98,980	89,995
Accumulated other comprehensive (loss) income, net	(22,321)	870
Total Shareholders' Equity	123,161	136,600
Total Liabilities and Shareholders' Equity	$1,512,138	$1,529,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 The number of shares for all periods has been adjusted to reflect the two-for-one forwards stock split effective June 30, 2022.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share amounts)	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$11,541	$10,264	$32,280	$30,642
Interest on debt securities
Taxable	903	486	2,486	1,398
Tax exempt	213	172	575	506
Other interest and dividends	352	79	517	174
Total interest and dividend income	13,009	11,001	35,858	32,720
Interest expense
Deposits	883	532	1,938	1,652
Repurchase agreements	4	5	11	13
Finance lease	41	33	122	102
Note payable	2	3	7	9
Subordinated debt	233	233	699	767
Federal Home Loan Bank of Boston advances	2	30	57	96
Total interest expense	1,165	836	2,834	2,639
Net interest and dividend income	11,844	10,165	33,024	30,081
Provision (release) for loan losses	695	400	2,158	(517)
Net interest and dividend income after provision (release) for loan losses	11,149	9,765	30,866	30,598
Non-interest income
Trust and wealth advisory	1,228	1,286	3,762	3,685
Service charges and fees	1,219	1,211	4,080	3,536
Mortgage banking activities, net	64	108	497	912
Losses on mutual fund	(47)	(4)	(119)	(18)
Gains (losses) on securities, net	—	7	165	(2)
Bank-owned life insurance (“BOLI”) income	201	135	615	386
Gain on sale of assets	—	73	—	73
Other	28	24	84	81
Total non-interest income	2,693	2,840	9,084	8,653
Non-interest expense
Salaries	3,802	3,361	10,938	9,664
Employee benefits	1,224	1,322	3,789	3,990
Premises and equipment	1,117	1,060	3,200	3,034
Write-down of assets	—	144	3	144
Information processing and services	711	632	2,098	1,824
Professional fees	689	735	2,297	2,090
Collections, OREO and loan related	67	120	300	317
FDIC insurance	98	146	391	370
Marketing and community support	214	256	661	552
Amortization of intangibles	46	61	150	198
Other	544	447	1,872	1,448
Total non-interest expense	8,512	8,284	25,699	23,631
Income before income taxes	5,330	4,321	14,251	15,620
Income tax provision	994	868	2,501	3,288
Net income	$4,336	$3,453	$11,750	$12,332
Net income available to common shareholders	$4,264	$3,400	$11,543	$12,148
Basic earnings per common share [1]	$0.75	$0.60	$2.04	$2.16
Diluted earnings per common share [1]	$0.75	$0.60	$2.03	$2.15
Common dividends per share [1]	$0.16	$0.16	$0.48	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 The number of shares for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30,2022.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2022	2021	2022	2021
Net income	$4,336	$3,453	$11,750	$12,332
Other comprehensive (loss) income
Net unrealized losses on securities available-for-sale	(9,855)	(1,199)	(29,191)	(2,153)
Reclassification of net realized (gains) losses in net income (1)	—	(7)	(165)	2
Unrealized losses on securities available-for-sale	(9,855)	(1,206)	(29,356)	(2,151)
Income tax benefit	2,070	254	6,165	451
Unrealized losses on securities available-for-sale, net of tax	(7,785)	(952)	(23,191)	(1,700)
Comprehensive (loss) income	$(3,449)	$2,501	$(11,441)	$10,632

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as gains (losses) on sales and calls of available-for-sale securities, net, the tax effect is included in the income tax provision and the after tax amount is included in net income. The net tax effect for the three months ending September 30, 2022 and 2021 are $0 thousand and $(1) thousand, respectively. The net tax effect for the nine months ending September 30, 2022 and 2021 were $(34) thousand and $1 thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares[1]	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at June 30, 2021	5,723,394	$286	$46,217	$84,174	$(1,224)	$2,256	$131,709
Net income	—	—	—	3,453	—	—	3,453
Other comprehensive loss, net of tax	—	—	—	—	—	(952)	(952)
Common stock dividends declared	—	—	—	(887)	—	—	(887)
Stock based compensation-restricted stock awards	—	—	61	—	149	—	210
Balances at September 30, 2021	5,723,394	$286	$46,278	$86,740	$(1,075)	$1,304	$133,533
Balances at June 30, 2022	5,783,966	$578	$47,205	$95,568	$(1,512)	$(14,536)	$127,303
Net income	—	—	—	4,336	—	—	4,336
Other comprehensive loss, net of tax	—	—	—	—	—	(7,785)	(7,785)
Common stock dividends declared	—	—	—	(924)	—	—	(924)
Stock based compensation-restricted stock awards	—	—	47	—	184	—	231
Balances at September 30, 2022	5,783,966	$578	$47,252	$98,980	$(1,328)	$(22,321)	$123,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 The number of shares for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30,2022.

Nine months ended September 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares[1]	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2020	5,686,584	$284	$45,264	$76,974	$(774)	$3,004	$124,752
Net income for period	—	—	—	12,332	—	—	12,332
Other comprehensive loss, net of tax	—	—	—	—	—	(1,700)	(1,700)
Common stock dividends declared	—	—	—	(2,566)	—	—	(2,566)
Stock options exercised	3,510	1	30	—	—	—	31
Issuance of restricted common stock	27,700	1	623	—	(624)	—	—
Issuance of director’s restricted stock awards	5,600	—	126	—	(126)	—	—
Stock based compensation-restricted stock awards	—	—	235	—	449	—	684
Balances at September 30, 2021	5,723,394	$286	$46,278	$86,740	$(1,075)	$1,304	$133,533
Balances at December 31, 2021	5,723,394	$286	$46,374	$89,995	$(925)	$870	$136,600
Net income for period	—	—	—	11,750	—	—	11,750
Other comprehensive loss, net of tax	—	—	—	—	—	(23,191)	(23,191)
Common stock dividends declared	—	—	—	(2,765)	—	—	(2,765)
Issuance of restricted stock awards	28,700	2	811	—	(813)	—	—
Stock options exercised	11,070	1	94	—	—	—	95
Issuance of performance based stock awards	12,822	—	(183)	—	—	—	(183)
Issuance of director’s restricted stock awards	7,980	—	205	—	(205)	—	—
Transfer due to 2-for-1 forward stock split	—	289	(289)	—	—	—	—
Stock based compensation-restricted stock awards	—	—	240	—	615	—	855
Balances at September 30, 2022	5,783,966	$578	$47,252	$98,980	$(1,328)	$(22,321)	$123,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1 The number of shares for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30,2022.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended September 30, (in thousands)	2022	2021
Operating Activities
Net income	$11,750	$12,332
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	1,082	807
Bank premises and equipment	1,202	1,142
Core deposit intangible	149	198
Modification fees on Federal Home Loan Bank of Boston advances	21	17
Subordinated debt issuance costs	43	159
Mortgage servicing rights	117	167
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(165)	2
CRA Mutual Fund	119	18
Sales of loans, excluding capitalized servicing rights	(306)	(653)
Loss on write-down of asset	3	144
Gain on sale of premises and equipment	—	(73)
Gain on redemption of Bank Owen Life Insurance	(89)	—
Provision (release) for loan losses	2,158	(517)
Proceeds from loans sold	11,343	30,364
Loans originated for sale	(4,444)	(27,615)
Increase in deferred loan origination costs, net	(717)	(58)
Mortgage servicing rights originated	(72)	(276)
Decrease in interest receivable	248	441
(Increase) decrease in deferred tax benefit	(129)	87
Increase in prepaid expenses	(71)	(416)
Increase in cash surrender value of life insurance policies	(526)	(386)
Decrease (increase) in income tax receivable	452	(429)
Increase (decrease) in income tax payable	101	(320)
Increase in other assets	(50)	(509)
Decrease in accrued expenses	(904)	(290)
Decrease in interest payable	(31)	(9)
Increase in other liabilities	122	365
Stock based compensation-restricted stock awards	855	684
Net cash provided by operating activities	22,263	15,378
Investing Activities
Net (purchases) redemption of Federal Home Loan Bank of Boston stock	(90)	209
Maturity of Interest-Bearing Time Deposits with Financial Institutions	750	0
Purchases of securities available-for-sale	(52,176)	(107,811)
Proceeds from sales of securities available-for-sale	22,012	3,311
Proceeds from calls of securities available-for-sale	1,500	8,500
Proceeds from principal payments and maturities of securities available-for-sale	11,626	15,883
Reinvestment of CRA Mutual Fund	(1,100)	(8)
Loan originations and principal collections, net	(115,135)	(29,323)
Recoveries of loans previously charged off	42	185
Proceeds from sale/ disposal of premises and equipment	—	248
Capital expenditures	(793)	(1,889)
Purchase of life insurance policies	(2,507)	(3,500)
Proceeds from life insurance policy	672	—
Net cash used by investing activities	$(135,199)	$(114,195)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine months ended September 30, (in thousands)	2022	2021
Financing Activities
Increase in deposit transaction accounts, net	$(1,839)	$167,973
Decrease in time deposits, net	(9,150)	(7,419)
(Decrease) increase in securities sold under agreements to repurchase, net	(4,321)	3,334
Federal Home Loan Bank of Boston long-term maturities/payments	(6,000)	—
Federal Home Loan Bank of Boston short-term advances, net change	20,000	—
Principal payments on Amortizing Federal Home Loan Bank of Boston advance	(1,677)	(3,751)
Issuance of Sub Debt, net of issuance costs	—	24,418
Repayment of Sub Debt	—	(10,000)
Principal payments on note payable	(31)	(28)
Decrease in finance lease obligation	(230)	(42)
Stock options exercised	95	31
Net settlement of restricted stock units	(183)	—
Common stock dividends paid	(2,766)	(2,566)
Net cash (used by) provided by financing activities	(6,102)	171,950
Net (decrease) increase in cash and cash equivalents	(119,038)	73,133
Cash and cash equivalents, beginning of period	175,335	93,162
Cash and cash equivalents, end of period	$56,297	$166,295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Supplemental Cash Flow Information:
Cash paid for interest	$2,801	$2,472
Cash paid for income taxes	2,077	3,948
Non cash investing and financing activities:
Fixed Assets	$419	$—
Finance lease liability	(419)	—
Transfers from Fixed Assets to Other Assets	—	727
Loans transferred to Loans Held for Sale	3,909	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim unaudited consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of Salisbury and the consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for the interim periods presented (collectively, the financial statements).

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Bank is currently refining various ACL assumptions and running parallel calculations on a monthly basis. Salisbury estimates that under the CECL framework, the ACL would be $14.2 million compared with the allowance for loan losses of $14.3 million reported on the consolidated balance sheet at September 30, 2022. In addition, Salisbury estimates that the ACL for unfunded commitments would be approximately $1.1 million compared with the allowance of $0.2 million recorded on its consolidated balance sheet as of September 30, 2022. Salisbury will continue to refine its ACL methodology prior to implementation of CECL on January 1, 2023. In addition, the estimated ACL and allowance for unfunded commitments under both the Incurred Loss method and CECL will be affected by various factors, which include but are not limited to, changes in the composition and balance of Salisbury’s loan portfolio and unfunded commitments, changes to internal risk ratings of borrowers, changes to the risk-profile of the loan portfolio, changes in various macro-economic indicators, the impact of geo-political events on the business environment, and other factors.

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

NOTE 2 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
September 30, 2022
Available-for-sale
U.S. Treasury	$19,266	$—	$2,289	$16,977
U.S. Government Agency notes	30,552	114	2,742	27,924
Municipal bonds	55,260	—	10,650	44,610
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	72,163	30	8,713	63,480
Collateralized mortgage obligations:
U.S. Government agencies	25,925	—	3,334	22,591
Corporate bonds	14,250	—	671	13,579
Total securities available-for-sale	$217,416	$144	$28,399	$189,161
Mutual fund				$1,882
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,487	$—	$—	$1,487
(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2021
Available-for-sale
U.S. Treasury	$15,301	$12	$182	$15,131
U.S. Government Agency notes	31,623	237	256	31,604
Municipal bonds	46,469	1,557	204	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	74,703	643	805	74,541
Collateralized mortgage obligations:
U.S. Government agencies	20,948	135	185	20,898
Corporate bonds	12,250	158	8	12,400
Total securities available-for-sale	$201,294	$2,742	$1,640	$202,396
Mutual fund				$901
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,397	$—	$—	$1,397

Salisbury did not sell any available-for-sale securities during the three month periods ended September 30, 2022 and September 30, 2021. Salisbury sold $22.0 million of available-for-sale securities during the nine month period ended September 30, 2022 realizing a pre-tax gain of $165 thousand and a related tax expense of $35 thousand. Salisbury sold $3.3 million of available-for-sale securities during the nine month period ended September 30, 2021 realizing a pre-tax loss of $2 thousand and a related tax benefit of $0.4 thousand.

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2022 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$8,091	$763	$8,886	$1,526	$16,977	$2,289
U.S. Government Agency notes	4,804	589	15,151	2,153	19,955	2,742
Municipal bonds	37,026	8,290	7,584	2,360	44,610	10,650
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	28,503	3,960	29,335	4,753	57,838	8,713
Collateralized mortgage obligations	21,173	3,056	1,418	278	22,591	3,334
Corporate bonds	8,579	671	—	—	8,579	671
Total temporarily impaired securities	$108,176	$17,329	$62,374	$11,070	$170,550	$28,399

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$12,155	$182	$—	$—	$12,155	$182
U.S. Government Agency notes	22,137	235	2,019	21	24,156	256
Municipal bonds	12,496	204	552	—	13,048	204
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	52,619	740	3,195	65	55,814	805
Collateralized mortgage obligations	11,554	185	—	—	11,554	185
Corporate bonds	1,742	8	—	—	1,742	8
Total temporarily impaired securities	$112,703	$1,554	$5,766	$86	$118,469	$1,640

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

September 30, 2022 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	After 1 year but within 5 years	$7,871	$7,239	1.32%
	After 5 year but within 10 years	11,395	9,738	1.18
	Total	19,266	16,977	1.24
U.S. Government Agency notes	After 1 year but within 5 years	4,979	4,319	0.97
	After 5 year but within 10 years	10,938	9,189	1.35
	Total	15,917	13,508	1.23
Municipal bonds	After 1 year but within 5 years	511	459	1.74
	After 5 year but within 10 years	15,282	12,445	2.31
	After 10 years but within 15 years	12,842	10,382	2.53
	After 15 years	26,625	21,324	2.84
	Total	55,260	44,610	2.61
Mortgage-backed securities and Collateralized mortgage obligations	Securities not due at a single maturity date	112,723	100,487	2.29
	Total	112,723	100,487	2.29
Corporate bonds	After 5 years but within 10 years	13,250	12,596	4.32
	After 10 years but within 15 years	1,000	983	6.25
	Total	14,250	13,579	4.46
Securities available-for-sale		$217,416	$189,161	2.45%

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

The following summarizes, by security type, the basis for evaluating if the applicable securities were OTTI at September 30, 2022.

U.S. Treasury notes: The contractual cash flows are guaranteed by the U.S. government. Ten securities had unrealized losses at September 30, 2022, which approximated 11.88% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2022.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Twenty two securities had unrealized losses at September 30, 2022, which approximated 12.08% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2022.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Sixty six securities had unrealized losses at September 30, 2022, which approximated 19.27% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2022.

U.S. Government agency and U.S. Government-sponsored enterprise securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Ninety two securities had unrealized losses at September 30, 2022, which approximated 13.03% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2022.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Eleven securities had unrealized losses at September 30, 2022, which approximated 7.26% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at September 30, 2022.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of September 30, 2022. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 3 – LOANS

The composition of loans receivable and loans held-for-sale is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Residential 1-4 family	$414,957	$373,131
Residential 5+ multifamily	70,459	52,325
Construction of residential 1-4 family	21,527	19,738
Home equity lines of credit	24,895	23,270
Residential real estate	531,838	468,464
Commercial	367,257	310,923
Construction of commercial	45,762	58,838
Commercial real estate	413,019	369,761
Farm land	4,225	2,807
Vacant land	14,796	14,182
Real estate secured	963,878	855,214
Commercial and industrial ex PPP Loans	186,527	169,543
PPP Loans	469	25,589
Total Commercial and industrial	186,996	195,132
Municipal	18,607	16,534
Consumer	20,344	12,547
Loans receivable, gross	1,189,825	1,079,427
Deferred loan origination costs, net	1,002	285
Allowance for loan losses	(14,334)	(12,962)
Loans receivable, net	$1,176,493	$1,066,750
Loans held-for-sale
Residential 1-4 family	$—	$2,684
13

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

At September 30, 2022 and December 31, 2021, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $58.5 million and $77.5 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges due to the COVID-19 virus pandemic (“virus”). Approximately 36% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 9% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank’s commercial loans are to educational institutions and approximately 4% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 192% as of September 30, 2022 and 179% at December 31, 2021 compared to the regulatory monitoring guideline of 300%.

Salisbury’s commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors. Rising interest rates, unemployment and an economic recession may cause the Bank to experience higher loan payment delinquencies and higher loan charge-offs, which could warrant increased provisions for loan losses.

At September 30, 2022 Salisbury had PPP loan balances, net of deferred fees, of $0.4 million on its consolidated balance sheet compared with approximately $25 million at December 31, 2021. The PPP loans are reported on Salisbury’s balance sheet at their outstanding principal balance, net of unamortized deferred loan origination fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees and costs on the loans are amortized as an adjustment to yield over the lives of the related loans, which is predominately five years. For the three months ended September 30, 2022, Salisbury recorded interest income and net origination fees of $3 thousand and $69 thousand, respectively, on PPP loans compared with $133 thousand and $711 thousand, respectively, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Salisbury recorded interest income and net origination fees of $71 thousand and $740 thousand, respectively, on PPP loans compared with $569 thousand and $2.5 million, respectively, for the comparable period ended September 30, 2021. As of September 30, 2022, Salisbury has substantially recognized all of the origination fees on PPP loans.

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

Management actively reviews and tests its credit risk ratings against actual experience and engages an independent third-party to annually validate its assignment of credit risk ratings. In addition, the Bank’s loan portfolio is examined periodically by its regulatory agencies, the Federal Deposit Insurance Corporation (“FDIC”) and the Connecticut Department of Banking (“CTDOB”).

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
September 30, 2022
Residential 1-4 family	$410,458	$3,030	$1,469	$—	$—	$414,957
Residential 5+ multifamily	70,308	72	79	—	—	70,459
Construction of residential 1-4 family	21,527	—	—	—	—	21,527
Home equity lines of credit	24,730	165	—	—	—	24,895
Residential real estate	527,023	3,267	1,548	—	—	531,838
Commercial	348,824	13,079	5,354	—	—	367,257
Construction of commercial	45,762	—	—	—	—	45,762
Commercial real estate	394,586	13,079	5,354	—	—	413,019
Farm land	2,402	1,426	397	—	—	4,225
Vacant land	14,764	32	—	—	—	14,796
Real estate secured	938,775	17,804	7,299	—	—	963,878
Commercial and industrial	184,584	696	1,716	—	—	186,996
Municipal	18,607	—	—	—	—	18,607
Consumer	20,344	—	—	—	—	20,344
Loans receivable, gross	$1,162,310	$18,500	$9,015	$—	$—	$1,189,825
(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Residential 1-4 family	$367,225	$3,543	$2,363	$—	$—	$373,131
Residential 5+ multifamily	50,588	79	1,658	—	—	52,325
Construction of residential 1-4 family	19,738	—	—	—	—	19,738
Home equity lines of credit	23,037	212	21	—	—	23,270
Residential real estate	460,588	3,834	4,042	—	—	468,464
Commercial	271,821	16,034	23,068	—	—	310,923
Construction of commercial	58,838	—	—	—	—	58,838
Commercial real estate	330,659	16,034	23,068	—	—	369,761
Farm land	1,162	1,214	431	—	—	2,807
Vacant land	14,143	39	—	—	—	14,182
Real estate secured	806,552	21,121	27,541	—	—	855,214
Commercial and industrial	191,857	688	2,587	—	—	195,132
Municipal	16,534	—	—	—	—	16,534
Consumer	12,547	—	—	—	—	12,547
Loans receivable, gross	$1,027,490	$21,809	$30,128	$—	$—	$1,079,427

The composition of loans receivable by delinquency status is as follows:

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
September 30, 2022
Residential 1-4 family	$414,910	$20	$12	$—	$15	$47	$—	$137
Residential 5+ multifamily	70,459	—	—	—	—	—	—	—
Construction of residential 1-4 family	21,527	—	—	—	—	—	—	—
Home equity lines of credit	24,778	117	—	—	—	117	—	—
Residential real estate	531,674	137	12	—	15	164	—	137
Commercial	367,172	—	85	—	—	85	—	1,199
Construction of commercial	45,762	—	—	—	—	—	—	—
Commercial real estate	412,934	—	85	—	—	85	—	1,199
Farm land	4,225	—	—	—	—	—	—	397
Vacant land	14,796	—	—	—	—	—	—	—
Real estate secured	963,629	137	97	—	15	249	—	1,733
Commercial and industrial	186,861	23	12	100	—	135	100	27
Municipal	18,607	—	—	—	—	—	—	—
Consumer	20,223	116	5	—	—	121	—	—
Loans receivable, gross	$1,189,320	$276	$114	$100	$15	$505	$100	$1,760

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2021
Residential 1-4 family	$372,620	$223	$135	$63	$90	$511	$—	$750
Residential 5+ multifamily	51,464	—	—	—	861	861	—	861
Construction of residential 1-4 family	19,668	—	70	—	—	70	—	—
Home equity lines of credit	23,000	165	98	—	7	270	—	21
Residential real estate	466,752	388	303	63	958	1,712	—	1,632
Commercial	310,331	87	251	—	254	592	—	1,924
Construction of commercial	58,838	—	—	—	—	—	—	—
Commercial real estate	369,169	87	251	—	254	592	—	1,924
Farm land	2,807	—	—	—	—	—	—	432
Vacant land	14,182	—	—	—	—	—	—	—
Real estate secured	852,910	475	554	63	1,212	2,304	—	3,988
Commercial and industrial	194,838	250	32	1	11	294	11	200
Municipal	16,534	—	—	—	—	—	—	—
Consumer	12,503	40	4	—	—	44	—	—
Loans receivable, gross	$1,076,785	$765	$590	$64	$1,223	$2,642	$11	$4,188

Troubled Debt Restructurings (TDRs)

For the three and nine month periods ended September 30, 2022, there were no troubled debt restructurings. For the three and nine month periods ended September 30, 2021, one residential loan with a loan balance of $74 thousand was modified in a troubled debt restructuring for term extension.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Three months ended September 30, 2022					Three months ended September 30, 2021
	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$3,286	$127	$(45)	$25	$3,393	$2,377	$393	$(35)	$5	$2,740
Residential 5+ multifamily	1,157	71	—	—	1,228	545	156	—	—	701
Construction of residential 1-4 family	333	(103)	(25)	—	205	95	41	—	—	136
Home equity lines of credit	205	14	—	—	219	190	26	(20)	—	196
Residential real estate	4,981	109	(70)	25	5,045	3,207	616	(55)	5	3,773
Commercial	5,169	598	—	—	5,767	6,212	(165)	—	119	6,166
Construction of commercial	872	(115)	—	—	757	668	118	—	—	786
Commercial real estate	6,041	483	—	—	6,524	6,880	(47)	—	119	6,952
Farm land	27	11	—	—	38	32	(1)	—	—	31
Vacant land	108	4	—	—	112	87	(1)	—	—	87
Real estate secured	11,157	607	(70)	25	11,719	10,206	567	(55)	125	10,843
Commercial and industrial	1,480	5	—	—	1,485	1,256	73	—	3	1,332
Municipal	35	4	—	—	39	32	(1)	—	—	31
Consumer	130	11	(25)	6	122	66	62	(19)	6	115
Unallocated	901	68	—	—	969	1,148	(301)	—	—	847
Totals	$13,703	$695	$(95)	$31	$14,334	$12,708	$400	$(74)	$134	$13,168

	Nine months ended September 30, 2022					Nine months ended September 30, 2021
	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Provision (Benefit)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,846	$595	$(73)	$25	$3,393	$2,646	$129	$(44)	$9	$2,740
Residential 5+ multifamily	817	642	(231)	—	1,228	686	15	—	—	701
Construction of residential 1-4 family	186	44	(25)	—	205	65	71	—	—	136
Home equity lines of credit	198	32	(11)	—	219	252	(36)	(20)	—	196
Residential real estate	4,047	1,313	(340)	25	5,045	3,649	179	(64)	9	3,773
Commercial	5,416	722	(372)	1	5,767	6,546	(509)	(7)	136	6,166
Construction of commercial	1,025	(268)	—	—	757	596	208	(18)	—	786
Commercial real estate	6,441	454	(372)	1	6,524	7,142	(301)	(25)	136	6,952
Farm land	21	17	—	—	38	59	(28)	—	—	31
Vacant land	95	17	—	—	112	180	(94)	—	1	87
Real estate secured	10,604	1,801	(712)	26	11,719	11,030	(244)	(89)	146	10,843
Commercial and industrial	1,364	166	(46)	1	1,485	1,397	17	(131)	49	1,332
Municipal	31	8	—	—	39	43	(12)	—	—	31
Consumer	82	95	(70)	15	122	77	82	(34)	(10)	115
Unallocated	881	88	—	—	969	1,207	(360)	—	—	847
Totals	$12,962	$2,158	$(828)	$42	$14,334	$13,754	$(517)	$(254)	$185	$13,168

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
September 30, 2022
Residential 1-4 family	$413,456	$3,393	$1,501	$—	$414,957	$3,393
Residential 5+ multifamily	70,380	1,228	79	—	70,459	1,228
Construction of residential 1-4 family	21,527	205	—	—	21,527	205
Home equity lines of credit	24,895	219	—	—	24,895	219
Residential real estate	530,258	5,045	1,580	—	531,838	5,045
Commercial	364,729	5,745	2,528	22	367,257	5,767
Construction of commercial	45,762	757	—	—	45,762	757
Commercial real estate	410,491	6,502	2,528	22	413,019	6,524
Farm land	3,828	38	397	—	4,225	38
Vacant land	14,796	112	—	—	14,796	112
Real estate secured	959,373	11,697	4,505	22	963,878	11,719
Commercial and industrial	186,969	1,485	27	—	186,996	1,485
Municipal	18,607	39	—	—	18,607	39
Consumer	20,344	122	—	—	20,344	122
Unallocated allowance	—	969	—	—	—	969
Totals	$1,185,293	$14,312	$4,532	$22	$1,189,825	$14,334

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2021
Residential 1-4 family	$370,558	$2,845	$2,573	$1	$373,131	$2,846
Residential 5+ multifamily	51,376	817	949	—	52,325	817
Construction of residential 1-4 family	19,738	186	—	—	19,738	186
Home equity lines of credit	23,249	198	21	—	23,270	198
Residential real estate	464,921	4,046	3,543	1	468,464	4,047
Commercial	307,377	5,388	3,546	28	310,923	5,416
Construction of commercial	58,838	1,025	—	—	58,838	1,025
Commercial real estate	366,215	6,413	3,546	28	369,761	6,441
Farm land	2,375	21	432	—	2,807	21
Vacant land	14,182	95	—	—	14,182	95
Real estate secured	847,694	10,575	7,520	29	855,214	10,604
Commercial and industrial	194,856	1,297	276	67	195,132	1,364
Municipal	16,534	31	—	—	16,534	31
Consumer	12,547	82	—	—	12,547	82
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

September 30, 2022 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,178,589	$12,928	$—	$—	$1,178,589	$12,928
Potential problem loans [1]	6,704	415	—	—	6,704	415
Impaired loans	—	—	4,532	22	4,532	22
Unallocated allowance	—	969	—	—	—	969
Totals	$1,185,293	$14,312	$4,532	$22	$1,189,825	$14,334

December 31, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,046,614	$10,456	$—	$—	$1,046,614	$10,456
Potential problem loans [1]	25,016	1,529	—	—	25,016	1,529
Impaired loans	—	—	7,797	96	7,797	96
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

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

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or fair value of collateral, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Recorded Investment	Note	Average	allowance	recognized	Recorded Investment	Note	Average	recognized
September 30, 2022
Residential	$—	$—	$398	$—	$—	$1,580	$1,677	$2,321	$40
Home equity lines of credit	—	—	—	—	—	—	—	11	—
Residential real estate	—	—	398	—	—	1,580	1,677	2,332	40
Commercial	572	572	616	22	22	1,956	2,467	2,397	32
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	397	447	415	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	572	572	1,014	22	22	3,933	4,591	5,144	72
Commercial and industrial	—	—	84	—	—	27	30	55	—
Consumer	—	—	—	—	—	—	—	—	—
Totals	$572	$572	$1,098	$22	$22	$3,960	$4,621	$5,199	$72

Note: The income recognized is for the nine month period ended September 30, 2022.

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Recorded Investment	Note	Average	allowance	recognized	Recorded Investment	Note	Average	recognized
September 30, 2021
Residential	$45	$47	$1,120	$3	$2	$3,989	$4,404	$3,642	$52
Home equity lines of credit	—	—	22	—	—	86	127	156	—
Residential real estate	45	47	1,142	3	2	4,075	4,531	3,798	52
Commercial	1,007	1,033	1,921	43	33	2,866	3,377	3,002	47
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	576	756	415	—
Vacant land	—	—	73	—	—	35	39	52	—
Real estate secured	1,052	1,080	3,136	46	35	7,552	8,703	7,267	99
Commercial and industrial	221	228	336	44	3	100	270	91	—
Consumer	—	—	8	—	—	18	18	15	1
Totals	$1,273	$1,308	$3,480	$90	$38	$7,670	$8,991	$7,373	$100

Note: The income recognized is for the nine month period ended September 30, 2021.

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the year ended December 31, 2021:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Recorded Investment	Note	Average	allowance	recognized	Recorded Investment	Note	Average	recognized
December 31, 2021
Residential	$43	$44	$872	$1	$3	$3,480	$3,817	$3,689	$75
Home equity lines of credit	—	—	17	—	—	21	23	131	—
Residential real estate	43	44	889	1	3	3,501	3,840	3,820	75
Commercial	608	608	1,678	28	32	2,938	3,493	2,974	62
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	431	447	440	—
Vacant land	—	—	56	—	—	—	—	45	—
Real estate secured	651	652	2,623	29	35	6,870	7,780	7,279	137
Commercial and industrial	216	224	309	67	3	60	72	90	—
Consumer	—	—	6	—	—	—	—	13	—
Totals	$867	$876	$2,938	$96	$38	$6,930	$7,852	$7,382	$137

NOTE 4 – LEASES

The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance expenses are to be paid by Salisbury. The following table provides the assets and liabilities as of September 30, 2022 and December 31, 2021, as well as the costs of operating and financial leases, which are included in the Bank’s consolidated income statement for the nine months ended September 30, 2022 and 2021.

($ in thousands, except lease term and discount rate)	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Other assets	$1,231	$1,021
Finance	Bank premises and equipment [1]	3,912	3,791
Total Leased Assets		$5,143	$4,812
Liabilities
Operating	Other liabilities	$1,231	$1,021
Finance	Finance lease	4,296	4,107
Total Lease Liabilities		$5,527	$5,128
[1] Net of accumulated depreciation of $664 thousand and $496 thousand, respectively.

Lease cost	Classification	Nine months ended	Three months ended
		September 30, 2022	September 30, 2022
Operating leases	Premises and equipment	$218	$72
Finance leases:
Amortization of leased assets	Premises and equipment	167	55
Interest on finance leases	Interest expense	41	41
Total lease cost		$426	$168

Lease cost	Classification	Nine months ended	Three months ended
		September 30, 2021	September 30, 2021
Operating leases	Premises and equipment	$221	$74
Finance leases:
Amortization of leased assets	Premises and equipment	76	25
Interest on finance leases	Interest expense	103	36
Total lease cost		$400	$135

Weighted Average Remaining Lease Term	September 30, 2022	December 31, 2021
Operating leases	6.1 years	6.9 years
Financing leases	21.7 years	23.5 years
Weighted Average Discount Rate [1]
Operating leases	3.6%	3.6%
Financing leases	3.7%	5.0%
[1] Salisbury uses the applicable FHLBB Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of September 30, 2022.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2022	$80	$74
2023	241	304
2024	204	314
2025	213	324
2026	137	334
Thereafter	507	4,968
Total future minimum lease payments	1,382	6,317
Less amount representing interest	(151)	(2,022)
Total present value of net future minimum lease payments	$1,231	$4,295

NOTE 5 - MORTGAGE SERVICING RIGHTS

(in thousands)	September 30, 2022	December 31, 2021
Residential mortgage loans serviced for others	$135,656	$140,623
Fair value of mortgage servicing rights	1,401	1,043

Changes in mortgage servicing rights are as follows:

	Three months ended		Nine months ended
Periods ended September 30, (in thousands)	2022	2021	2022	2021
Mortgage Servicing Rights
Balance, beginning of period	$694	$748	$700	$621
Originated	—	18	72	276
Amortization (1)	(39)	(36)	(117)	(167)
Balance, end of period	$655	$730	$655	$730
Valuation Allowance
Balance, beginning of period	—	—	—	(9)
Decrease in impairment reserve (1)	—	—	—	9
Balance, end of period	—	—	—	—
Mortgage servicing rights, net	$655	$730	$655	$730

(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage banking activities, net.

NOTE 6 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	September 30, 2022	December 31, 2021
Securities available-for-sale (at fair value)	$78,001	$75,737
Loans receivable (at book value)	375,645	378,845
Total pledged assets	$453,646	$454,582

At September 30, 2022, securities were pledged as follows: $70.88 million to secure public deposits, $7.10 million to secure repurchase agreements and $0.02 million to secure FHLBB advances. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

Salisbury’s fair value hedge matured in third quarter 2022. As of December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
(in thousands)	December 31, 2021	December 31, 2021
Loans receivable(1)	$9,982	$(18)
Total	$9,982	$(18)

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship.

The table below presents the fair value of Salisbury’s derivative financial instrument and its classification on the Balance Sheet as of December 31, 2021.

	As of December 31, 2021
(in thousands)	Notional Amount	Balance Sheet Location
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other assets	$18
Total Derivatives designated as hedge instruments			$18

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30, 2022		Nine months ended September 30, 2022
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$45	$—	$64	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	45	—	18	—
Derivatives designated as hedging instruments	$—	$—	$46	$—

	Three months ended September 30, 2021		Nine months ended September 30, 2021
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$1	$—	$—	$—

Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	4	—	3	—
Derivatives designated as hedging instruments	$(3)	$—	$(3)	$—

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated. All per share data has been adjusted to reflect the two-for-one forward common stock split, which was effective on June 30, 2022.

	Three months ended		Nine months ended
Periods ended September 30, (in thousands, except per share data)	2022	2021	2022	2021
Net income	$4,336	$3,453	$11,750	$12,332
Less: Undistributed earnings allocated to participating securities	(72)	(53)	(207)	(184)
Net income allocated to common stock	$4,264	$3,400	$11,543	$12,148
Weighted-average common shares issued	5,784	5,724	5,765	5,706
Less: Unvested restricted stock awards	(97)	(90)	(101)	(85)
Weighted average common shares outstanding used to calculate basic earnings per common share	5,687	5,634	5,663	5,621
Add: Dilutive effect of stock options	26	52	33	39
Weighted-average common shares outstanding used to calculate diluted earnings per common share	5,713	5,686	5,696	5,660
Earnings per common share (basic)	$0.75	$0.60	$2.04	$2.16
Earnings per common share (diluted)	$0.75	$0.60	$2.03	$2.15

NOTE 9 – CONTINGENCIES

In July 2022, Salisbury management discovered that the Bank’s trust department terminated a trust account in May 2020 and distributed approximately $1.0 million that should have been retained in continuance of the trust account. Salisbury has engaged legal counsel and is currently evaluating the Company’s potential financial exposure. At this time, management believes that Salisbury’s exposure is not yet known or knowable and could potentially range from zero to approximately $1.0 million depending upon the facts and circumstances and the scope of Salisbury’s insurance coverage.

NOTE 10 – SHAREHOLDERS’ EQUITY

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As of September 30, 2022, the Company and the Bank met each of their capital requirements.

The Company and the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At September 30, 2022, the Bank exceeded the minimum requirement for the capital conservation buffer. As of September 30,2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

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

As of September 30, 2022, Salisbury did not repurchase any of its common shares pursuant to the Common Stock Repurchase Plan approved by the Board of Directors in March 2021.

The Bank’s risk-weighted assets at September 30, 2022 and December 31, 2021 were $1,241.1 million and $1,085.4 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022

Total Capital (to risk-weighted assets)	$164,325	13.24%	$99,290	8.0%	$130,318	10.5%	$124,112	10.0%

Tier 1 Capital (to risk-weighted assets)	149,805	12.07	74,467	6.0	105,495	8.5	99,290	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	149,805	12.07	55,850	4.5	86,878	7.0	80,673	6.5

Tier 1 Capital (to average assets)	$149,805	9.83	$60,933	4.0	$60,933	4.0	$76,166	5.0
December 31, 2021

Total Capital (to risk-weighted assets)	$152,789	14.08%	$86,832	8.0%	$113,968	10.5%	$108,541	10.0%

Tier 1 Capital (to risk-weighted assets)	139,681	12.87	65,124	6.0	92,259	8.5	86,832	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	139,681	12.87	48,843	4.5	75,978	7.0	70,551	6.5

Tier 1 Capital (to average assets)	$139,681	9.42	$59,285	4.0	$59,285	4.0	$74,106	5.0

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

NOTE 11 – BENEFITS

401(k)

Salisbury’s 401(k) Plan expense was $311 thousand and $253 thousand, respectively, for the three month periods ended September 30, 2022 and 2021, and $862 thousand and $847 thousand, respectively, for the nine month periods ended September 30, 2022 and 2021.

ESOP

Salisbury offers an ESOP to eligible employees.  Under the ESOP, Salisbury may make discretionary contributions to the ESOP. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury’s ESOP expense was $85 thousand and $55 thousand, respectively, for the three month periods ended September 30, 2022 and 2021, and $168 thousand and $184 thousand, respectively, for the nine month periods ended September 30, 2022 and 2021.

Other Retirement Plans

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $702 thousand and $779 thousand at September 30, 2022, and December 31, 2021, respectively. The Bank realized a credit of $69 thousand for the three months ended September 30, 2022 and recorded an expense of $86 thousand for the three months ended September 30, 2021. The Bank realized a credit of $77 thousand for the nine months ended September 30, 2022 and an expense of $259 thousand for the nine months ended September 30, 2021.

A Non-Qualified Deferred Compensation Plan (the "Plan") was adopted effective January 1, 2013. This Plan was adopted by the Bank for the benefit of certain key employees ("Executive" or "Executives") who have been selected and approved by the Bank to participate in this Plan and who have evidenced their participation by execution of a Non-Qualified Deferred Compensation Plan Participation Agreement ("Participation Agreement") in a form provided by the Bank. This Plan is intended to comply with Internal Revenue Code ("Code") Section 409A and any regulatory or other guidance issued under such Section. In 2022 and 2021, the Bank awarded seven (7) Executives with discretionary contributions to the plan.

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

The amended and restated Plan allows participant deferrals and provides greater flexibility in participant elections and investment options. The amended and restated Plan also provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation from service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments. Payment of benefits under the Plan, other than benefits payable as a result of base salary deferrals, are conditioned on the participant’s covenant to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one year following the participant’s separation from service. The Bank has established a grantor trust to hold the assets of the Plan. Until distributed, the assets of the Plan are not legally owned by the participants. In second quarter 2022, Salisbury contributed $100 thousand to the amended and restated Plan for Mr. Cantele, President and Chief Executive Officer. Salisbury’s expense for this plan was $47 thousand and $29 thousand, respectively, for the three-month periods ended September 30, 2022 and 2021, and $141 thousand and $86 thousand, respectively, for the nine-month periods ended September 30, 2022 and 2021.

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

NOTE 12 – LONG TERM INCENTIVE PLANS

Restricted stock

Restricted stock expense was $184 thousand and $149 thousand, respectively, for the three month periods ended September 30, 2022 and 2021, and $615 thousand and $449 thousand, respectively, for the nine month periods ended September 30, 2022 and 2021. The tax benefit from restricted stock expense was $33 thousand and $27 thousand, respectively, for the three month periods ended September 30, 2022 and 2021; and $111 thousand and $81 thousand, respectively, for the nine month periods ended September 30, 2022 and 2021.

In second quarter 2022, Salisbury granted a total of 18,340 shares of restricted stock to certain employees and Directors pursuant to its 2017 Long Term Incentive Plan. The fair value of the stock at grant date was approximately $1.0 million. The restricted stock will vest three years from the grant date. Unrecognized compensation cost relating to the awards as of September 30, 2022 and 2021 totaled $1,328 thousand and $1,075 thousand, respectively. There were no forfeitures in the third quarter or year to date for 2022 or 2021.

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

The fair value of the awards granted under the RSU plan at the grant date was $462 thousand and $622 thousand, respectively, for those grants awarded in 2022 and 2021. Compensation expense of $47 thousand and $61 thousand was recorded with respect to these RSUs for the three months ended September 2022 and 2021, and $240 thousand and $235 thousand for the nine months ended September 30, 2022 and 2021, respectively. No performance-based restricted stock units were awarded prior to 2019. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $276 thousand and $210 thousand for the three months ended September 30, 2022 and 2021, and expenses of $814 thousand and $757 thousand for the first nine months of 2022 and 2021, respectively. The tax benefit from (STIP) expense was $50 thousand and $38 thousand, respectively, for the three-month periods ended September 30, 2022 and 2021; and $147 thousand and $136 thousand, respectively, for the nine month periods ended September 30, 2022 and 2021.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In third quarter 2022 and third quarter 2021, no stock options were exercised.

NOTE 13 – FAIR VALUE OF ASSETS AND LIABILITIES

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

•	Securities available-for-sale and the CRA mutual fund. Securities available-for-sale and the CRA mutual fund are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Assets held for sale. The fair value of assets held for sale is based on independent market prices, appraised values or the contractual selling price.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
September 30, 2022
Assets at fair value on a recurring basis
U.S. Treasury	$—	$16,977	$—	$16,977
U.S. Government Agency notes	—	27,924	—	27,924
Municipal bonds	—	44,610	—	44,610
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	63,480	—	63,480
Collateralized mortgage obligations:
U.S. Government agencies	—	22,591	—	22,591
Corporate bonds	—	13,579	—	13,579
Securities available-for-sale	$—	$189,161	$—	$189,161
Mutual funds	1,882	—	—	1,882
Derivative financial instruments	—	—	—	—

December 31, 2021
Assets at fair value on a recurring basis
U.S. Treasury	$—	$15,131	$—	$ 15,131
U.S. Government Agency notes	—	31,604	—	31,604
Municipal bonds	—	47,822	—	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	74,541	—	74,541
Collateralized mortgage obligations:
U.S. Government agencies	—	20,898	—	20,898
Corporate bonds	—	12,400	—	12,400
Securities available-for-sale	$—	$202,396	$—	$202,396
Mutual fund	901	—	—	901
Derivative financial instruments	—	18	—	18
Assets at fair value on a non-recurring basis
Assets held for sale [1]	$700	$—	$—	$700

1 Prior to December 31, 2021, the Bank entered into an agreement with a third party to sell the building that housed its Poughkeepsie, New York retail branch and relocate the branch to leased space nearby. This sale was completed in January 2022. At September 30, 2022, Salisbury did not have any assets measured at fair value on a non-recurring basis.

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
September 30, 2022
Financial Assets
Cash and cash equivalents	$56,297	$56,297	$56,297	$—	$—
Securities available-for-sale, net	189,161	189,161	—	189,161	—
Mutual funds	1,882	1,882	1,882	—	—
Federal Home Loan Bank of Boston stock	1,487	1,487	—	1,487	—
Loans receivable, net	1,176,493	1,154,834	—	—	1,154,834
Accrued interest receivable	6,012	6,012	—	6,012	—
Cash surrender value of life insurance policies	30,187	30,187	—	30,187	—
Financial Liabilities
Demand (non-interest-bearing)	$413,584	$413,584	$—	$413,584	$—
Demand (interest-bearing)	241,236	241,236	—	241,236	—
Money market	313,987	313,987	—	313,987	—
Savings and other	246,538	246,538	—	246,538	—
Certificates of deposit	109,859	109,536	—	109,536	—
Deposits	1,325,204	1,324,881	—	1,324,881	—
Repurchase agreements	7,109	7,109	—	7,109	—
FHLBB advances	20,000	20,000	—	20,000	—
Subordinated debt	24,517	21,514	—	21,517	—
Note payable	139	135	—	135	—
Finance lease obligation	4,296	3,916	—	—	3,916
Accrued interest payable	18	18	—	18	—

December 31, 2021
Financial Assets
Cash and cash equivalents	$175,335	$175,335	$175,335	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	202,396	202,396	—	202,396	—
Mutual funds	901	901	901	—	—
Federal Home Loan Bank of Boston stock	1,397	1,397	—	1,397	—
Loans held-for-sale	2,684	2,721	—	—	2,721
Loans receivable, net	1,066,750	1,066,733	—	—	1,066,733
Accrued interest receivable	6,260	6,260	—	6,260	—
Cash surrender value of life insurance policies	27,738	27,738	—	27,738	—
Derivative financial instruments	18	18	—	18	—
Financial Liabilities
Demand (non-interest-bearing)	$416,073	$416,073	$—	$416,073	$—
Demand (interest-bearing)	233,600	233,600	—	233,600	—
Money market	330,436	330,436	—	330,436	—
Savings and other	237,075	237,075	—	237,075	—
Certificates of deposit	119,009	119,716	—	119,716	—
Deposits	1,336,193	1,336,900	—	1,336,900	—
Repurchase agreements	11,430	11,430	—	11,430	—
FHLBB advances	7,656	7,714	—	7,714	—
Subordinated debt	24,474	24,409	—	24,409	—
Note payable	170	171	—	171	—
Finance lease liability	4,107	4,223	—	—	4,223
Accrued interest payable	49	49	—	49	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 14 – SUBSEQUENT EVENTS

On October 19, 2022 the Board of Directors declared a dividend of $0.16 per common share payable on November 25, 2022 to shareholders of record as of November 11, 2022.

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

FINANCIAL CONDITION

Securities and Short Term Funds

The fair market value of Salisbury’s investment portfolio decreased $12.2 million from year end 2021 to $192.5 million at September 30, 2022. The fair market value included net unrealized pre-tax losses of $28.3 million at September 30, 2022 compared with net unrealized pre-tax gains of $1.1 million at December 31, 2021. The net unrealized losses reflected the sharp increase in market interest rates that has occurred in the last nine months. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) decreased $119.0 million, or 67.9%, to $56.3 million at September 30, 2022. This decrease was driven by strong loan growth and normal customer activity during the nine-month period ended September 30, 2022.

Salisbury evaluates securities for OTTI where the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be OTTI at September 30, 2022.

Loans

Net loans receivable increased $109.7 million, or 10.3%, to $1.18 billion at September 30, 2022, compared with $1.07 billion at December 31, 2021. PPP loan balances declined from $25.6 million at December 31, 2021 to $0.4 million at September 30, 2022 due to the forgiveness of such loans by the SBA. Excluding PPP loans, net loans receivable increased by $136.2 million, or 12.9%, compared with December 31, 2021. The increase in net loans receivable was broad-based and reflected growth in residential, consumer, commercial and commercial & industrial loans. The allowance for loan losses increased by $1.4 million from December 2021 primarily due to significant loan growth, management’s current assessment of certain qualitative and environmental factors and charge-off activity during the nine-month period ending September 30, 2022.

Asset Quality

During the first nine months of 2022, overall asset quality continued to improve. Non-performing assets of $1.9 million, or 0.16% of gross loans receivable declined $2.3 million or 55.7% from year end 2021. In addition, total impaired and potential problem loans declined $21.6 million, or 65.8%, from $32.8 million, or 3.04% of gross loans receivable to $11.2 million, or 0.9% of gross loans receivable at September 30, 2022. The decrease in the balance from year end 2021 primarily reflected management’s upgrade of the internal risk rating on loans to businesses in the hospitality and entertainment and recreation industries, which were previously downgraded due to concerns over COVID-19. Such businesses have demonstrated a return to pre-pandemic levels of activity and liquidity. As of September 30, 2022, Salisbury did not have any outstanding loan payment deferrals and the Bank had approximately $0.4 million of PPP loans on its balance sheet compared with approximately $26 million at December 31, 2021.

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

Past Due Loans

Loans past due 30 days or more decreased $2.1 million for the nine months ended September 30, 2022 to $0.5 million, or 0.04% of gross loans receivable compared with $2.6 million, or 0.24% of gross loans receivable at December 31, 2021. The decline in past due loans from year end 2021 primarily reflected the sale and charge-off of certain non-performing loans during the nine-month period ending September 30, 2022.

The components of loans past due 30 days or greater are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Past due 30-59 days	$276	$751
Past due 60-89 days	114	590
Past due 90-179 days	100	1
Past due 180 days and over	—	10
Accruing loans	490	1,352
Past due 30-59 days	—	14
Past due 60-89 days	—	—
Past due 90-179 days	—	63
Past due 180 days and over	15	1,213
Non-accrual loans	15	1,290
Total loans past due 30 days or greater	$505	$2,642

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

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments:

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Impaired Loans

Impaired loans include all modified loans classified as troubled debt restructurings (TDRs) and loans on non-accrual status. The components of impaired loans are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans, excluding troubled debt restructured loans	$1,692	$2,838
Non-accrual troubled debt restructured loans	68	1,350
Accruing troubled debt restructured loans	2,772	3,609
Total impaired loans	$4,532	$7,797

Non-Performing Assets

Non-performing assets decreased $2.3 million to $1.9 million, or 0.12% of assets for the nine months ended September 30, 2022, from $4.2 million, or 0.27% of assets at December 31, 2021. The 55.7% decrease in non-performing assets in the first nine months 2022 resulted primarily from the sale and charge-off of certain non-performing loans during the period.

The components of non-performing assets are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Residential 1-4 family	$137	$750
Residential 5+ multifamily	—	861
Home equity lines of credit	—	21
Commercial	1,199	1,924
Farm land	397	432
Vacant land	—	—
Real estate secured	1,733	3,988
Commercial and industrial	27	200
Consumer	—	—
Non-accrual loans	1,760	4,188
Accruing loans past due 90 days and over	100	11
Non-performing loans	1,860	4,199
Foreclosed assets	—	—
Non-performing assets	$1,860	$4,199

The past due status of non-performing loans is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Current	$1,745	$2,898
Past due 30-59 days	—	14
Past due 60-89 days	—	—
Past due 90-179 days	100	64
Past due 180 days and over	15	1,223
Total non-performing loans	$1,860	$4,199

At September 30, 2022, 93.82% of non-performing loans were current with respect to loan payments, compared with 69.02% at December 31, 2021.

Total Outstanding Troubled Debt Restructured Loans

Total outstanding troubled debt restructured loans decreased $2.1 million, or 42.7%, during the first nine months of 2022 to $2.8 million, or 0.24% of gross loans receivable at September 30, 2022, compared to $5.0 million, or 0.46% of gross loans receivable at December 31, 2021. The reduction in loan balance from year end 2021 primarily reflected the sale and charge-off of loans during the nine month period ended September 30, 2022.

The components of troubled debt restructured loans are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Residential 1-4 family	$1,364	$1,824
Residential 5+ multifamily	79	87
Commercial	1,329	1,622
Real estate secured	2,772	3,533
Commercial and industrial	—	76
Accruing troubled debt restructured loans	2,772	3,609
Residential 1-4 family	68	256
Residential 5+ multifamily	—	861
Commercial	—	233
Real estate secured	$68	$1,350
Non-accrual troubled debt restructured loans	68	1,350
Troubled debt restructured loans	$2,840	$4,959

The past due status of troubled debt restructured loans is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Current	$2,772	$3,540
Past due 30-59 days	—	37
Past due 60-89 days	—	32
Accruing troubled debt restructured loans	2,772	3,609
Current	68	414
Past due 180 days and over	—	936
Non-accrual troubled debt restructured loans	68	1,350
Total troubled debt restructured loans	$2,840	$4,959

At September 30, 2022, 100.00% of troubled debt restructured loans were current with respect to loan payments, as compared with 79.73% at December 31, 2021.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans decreased $18.3 million during the first nine months of 2022 to $6.7 million, or 0.56% of gross loans receivable at September 30, 2022, compared with $25.0 million, or 2.32% of gross loans receivable at December 31, 2021. The decrease primarily reflected internal credit risk rating upgrades on loans to businesses primarily in the hospitality, health care and entertainment and recreation industries which were previously downgraded due to concerns over the impact of COVID-19. These businesses have demonstrated a return to pre-pandemic levels of activity and liquidity, warranting the improvement in risk rating.

The components of potential problem loans are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Residential 1-4 family	$858	$999
Residential 5+ multifamily	—	709
Residential real estate	858	1,708
Commercial	4,156	20,998
Construction of commercial	—	—
Commercial real estate	4,156	20,998
Farm land	—	—
Real estate secured	5,014	22,706
Commercial and industrial	1,690	2,310
Consumer	—	—
Total potential problem loans	$6,704	$25,016

The past due status of potential problem loans is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Current	$6,672	$24,977
Past due 30-59 days	20	23
Past due 60-89 days	12	16
Total potential problem loans	$6,704	$25,016

At September 30, 2022, 99.52% of potential problem loans were current with respect to loan payments, as compared with 99.84% at December 31, 2021. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits decreased $11.0 million, or 0.1%, to $1.325 billion at September 30, 2022 compared with $1.336 billion at December 31, 2021. The decrease reflected normal customer activity as deposit levels returned to pre-pandemic levels. Retail repurchase agreements decreased $4.3 million during 2022 to $7.1 million at September 30, 2022, from $11.4 million at December 31, 2021.

The distribution of average total deposits by account type is as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
Demand deposits	$391,492	29.58%	0.00%	$366,953	29.28%	0.00%
Interest-bearing checking accounts	233,547	17.64	0.18	224,763	17.93	0.19
Regular savings accounts	246,101	18.59	0.29	315,469	25.17	0.17
Money market savings	320,552	24.22	0.44	215,300	17.18	0.11
Certificates of deposit (CD’s)[1]	131,918	9.97	0.73	130,879	10.44	0.72
Total deposits	$1,323,610	100.00%	0.26%	$1,253,364	100.00%	0.17%

1 CD’s also include brokered certificates and there were none at September 30, 2022 and $7.9 million at December 31, 2021.

The classification of certificates of deposit by interest rates is as follows:

Interest rates (in thousands)	September 30, 2022	December 31, 2021
Less than 1.00%	$79,245	$97,099
1.00% to 1.99%	14,589	14,919
2.00% to 2.99%	15,787	6,493
3.00% to 3.99%	238	498
Total	$109,859	$119,009

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At September 30, 2022
Interest rates (in thousands)	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$58,315	$11,841	$3,764	$5,325	$79,245	72.13%
1.00% to 1.99%	8,530	3,814	2,245	—	14,589	13.28
2.00% to 2.99%	8,274	5,016	2,497	—	15,787	14.37
3.00% to 3.99%	238	—	—	—	238	0.22
Total	$75,357	$20,671	$8,506	$5,325	$109,859	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

September 30, 2022 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$23,015	$6,479	$18,252	$19,351	$67,097

Salisbury had $20.0 million of outstanding FHLBB advances at September 30, 2022 compared with an outstanding balance of $7.7 million at December 31, 2021. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At September 30, 2022, $20.0 million of letters of credit were outstanding.

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. At September 30, 2022, Salisbury’s excess borrowing capacity at FHLBB was approximately $233.0 million. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury’s net interest margin. If a deterioration in economic conditions or other factors cause depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Operating activities for the nine-month period ended September 30, 2022 provided net cash of $22.3 million. Investing activities utilized net cash of $135.2 million principally from $115.1 million of net loan originations and principal collections, $52.2 million of purchases of securities available-for-sale, $2.5 million in purchase of Bank Owned Life Insurance (BOLI) and $0.8 million of capital expenditures, partly offset by proceeds of $13.1 million from calls, maturities and principle payments on securities available-for-sale, and $22.0 million from the sale of available-for-sale-securities. Financing activities utilized net cash of $6.1million principally due to a decrease in deposit transaction accounts of $1.8 million, a decrease of $9.2 million in time deposits, a decrease of $4.3 million for securities sold under repurchase agreements, payments of $6.0 million for long-term FHLB borrowings, payments of $1.7 million on amortizing FHLBB advances, and the payment of common stock dividends of $2.8 million, partially offset by $20.0 million in FHLB short term advances.

At September 30, 2022, Salisbury had outstanding commitments to fund new loan originations of $57.6 million and unused lines of credit of $250.2 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2022 and 2021

OVERVIEW

Net income allocated to common stock was $4.3 million, or $0.75 per basic common share, for the third quarter ended September 30, 2022 (third quarter 2022), compared with $3.4 million, or $0.60 per basic common share, for the third quarter ended September 30, 2021 (third quarter 2021), and $3.8 million, or $0.67 per basic common share, for the second quarter ended June 30, 2022 (second quarter 2022).

Net Interest Income

Tax equivalent net interest income of $12.1 million for the third quarter 2022 increased $1.7 million, or 16.5%, versus third quarter 2021. Average total earning assets increased $53.8 million, or 3.8%, versus third quarter 2021. Average total interest bearing deposits increased $33.6 million, or 3.7%, versus third quarter 2021. The tax equivalent net interest margin for the third quarter 2022 was 3.27% compared with 2.92% for the third quarter 2021. Excluding PPP loan, the tax equivalent net interest margin for the third quarter 2022 was 3.25% compared with 2.78% for the third quarter 2021. The increase in net interest margin from third quarter 2021 primarily reflected a $111.7 million, or 10.6%, increase in average loans and an increase of 5 basis points in average loan yields as well as a $70.7 million, or 46.9% increase in average securities balances and an increase of 24 basis points in average yields.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Loans (a)(d)	$1,168,037	$1,056,266	$11,675	$10,382	3.95%	3.90%
Securities (c)(d)	221,620	150,841	1,192	720	2.15	1.91
FHLBB stock	1,191	1,743	8	6	2.92	1.38
Short term funds (b)	68,818	196,997	344	73	1.98	0.15
Total earning assets	1,459,666	1,405,847	13,219	11,181	3.58	3.15
Other assets	60,283	72,547
Total assets	$1,519,949	$1,478,394
Interest-bearing demand deposits	$233,547	$227,291	106	111	0.18	0.19
Money market accounts	320,552	327,861	356	140	0.44	0.17
Savings and other	246,101	217,541	179	58	0.29	0.11
Certificates of deposit	131,918	125,768	242	223	0.73	0.70
Total interest-bearing deposits	932,118	898,461	883	532	0.38	0.23
Repurchase agreements	9,684	14,296	4	5	0.18	0.15
Finance lease	5,318	2,685	41	33	3.05	4.98
Note payable	142	183	2	3	6.15	6.11
Subordinated debt (net of issuance costs)	24,508	24,452	233	233	3.80	3.82
FHLBB advances	217	9,329	2	30	3.15	1.28
Total interest-bearing liabilities	971,987	949,406	1,165	836	0.48	0.35
Demand deposits	410,861	388,557
Other liabilities	7,065	6,965
Shareholders’ equity	130,036	133,466
Total liabilities & shareholders’ equity	$1,519,949	$1,478,394
Net interest income			$12,054	$10,345
Spread on interest-bearing funds					3.11	2.80
Net interest margin (e)					3.27	2.92

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $211,000 and $180,000, respectively, for 2022 and 2021 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2022 and 2021.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30, (in thousands)	2022 versus 2021
Change in interest due to	Volume	Rate	Net
Loans	$1,159	$134	$1,293
Securities	360	112	472
FHLBB stock	(4)	6	2
Short term funds	(337)	608	271
Interest-earning assets	1,178	860	2,038
Deposits	10	341	351
Repurchase agreements	(2)	1	(1)
Finance lease	27	(19)	8
Note Payable	(1)	—	(1)
Subordinated Debt	1	(1)	—
FHLBB advances	(50)	22	(28)
Interest-bearing liabilities	(15)	344	329
Net change in net interest income	$1,193	$516	$1,709

Interest Income

Tax equivalent interest income of $13.2 million for third quarter 2022 increased $2.0 million, or 18.2% from third quarter 2021. Loan income increased $1.3 million, or 12.5%, compared to third quarter 2021 due to a increase in yield of 5bps, and a $111.7 million, or 10.6%, increase in average loan balances. Tax equivalent securities income increased $472 thousand, or 65.6%, compared to third quarter 2021 due to a $70.7 million, or 46.9%, increase in average balances and a 24 basis point increase in average yield. Income on short-term funds increased $271 thousand, or 371.2%, compared with third quarter 2021 primarily due to a 183 basis point increase in the average yield, partially offset by a decrease of $128.1 million, or 65.0%, in average short-term funds due to the funding of loans and normal customer activity.

Interest Expense

Interest expense of $1.2 million for third quarter 2022 increased $329 thousand, or 39.4%, compared with third quarter 2021. Interest on deposit accounts increased $351 thousand, or 66.0%, from third quarter 2021 as a result of a 15 basis points increase in average deposit rates and a $33.7 million, or 3.7%, increase in average balances. Interest expense on FHLBB borrowings decreased $28 thousand, or 93.3%, from third quarter 2021 primarily as a result of a decrease in the average balance of $9.1 million, or 97.6%, partly offset by an increase in the average borrowing rate of 187 basis points. Interest expense on subordinated debt remained unchanged at $233 thousand, for third quarter 2022 and third quarter 2021.

Provision and Allowance for Loan Losses

A provision expense of $0.7 million was recorded for third quarter 2022, compared with $0.4 million for third quarter 2021. The provision expense for third quarter 2022 primarily reflected loan growth during the quarter as well as adjustments to certain qualitative factors due to rising interest rates, persistent inflation and the increased risk of an economic recession. Net loan charge-offs (recoveries) were $64 thousand for third quarter 2022 compared with ($60) thousand for third quarter 2021. Management will continue to evaluate credit risk in the loan portfolio to ensure a commensurate level of loan loss reserves. A deterioration in economic conditions may result in an increase in delinquencies, which may subsequently necessitate an increase in loan loss reserves.

The reserve coverage, as measured by the ratio of the allowance for loan losses to gross loans excluding PPP loans, was 1.20% for third quarter 2022, versus 1.20% for second quarter 2022 and 1.28% for third quarter 2021. Similarly, reserve coverage, as measured by the ratio of the allowance for loan losses to non-performing loans was 770% for third quarter of 2022, versus 324% for second quarter of 2022 and 263% for third quarter of 2021.

The following table details the principal categories of credit quality ratios:

Three months ended September 30,	2022	2021
Net charge-offs (recoveries) to average loans receivable, gross	0.07%	(0.01%)
Non-performing loans to loans receivable, gross	0.16	0.47
Accruing loans past due 30-89 days to loans receivable, gross	0.03	0.08
Allowance for loan losses to loans receivable, gross	1.20	1.23
Allowance for loan losses to non-performing loans	770.49	263.30
Non-performing assets to total assets	0.12	0.34

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $1.9 million or 0.16% of gross loans receivable at September 30, 2022 compared with $5.0 million, or 0.47%, at September 30, 2021. Accruing loans past due 30-89 days decreased $0.5 million to $0.4 million, or 0.03% of gross loans receivable, from $0.9 million, or 0.08% of gross loans receivable, at September 30, 2021. See “Financial Condition – Loan Credit Quality” above for further discussion and analysis.

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio as of the reporting date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off and is reduced by loan charge-offs. Loan charge-offs are recognized when management determines a loan, or portion of a loan, to be uncollectible. The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans are segmented into pools of loans based on similar risk characteristics such as loan product, collateral type and loan-to-value, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows or collateral value, and (3) unallocated: general loss allocations for other environmental factors.

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

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended September 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Trust and wealth advisory	$1,228	$1,286	($58)	(4.5%)
Service charges and fees	1,219	1,211	8	0.7
Mortgage banking activities, net	64	108	(44)	(40.7)
Losses on mutual fund	(47)	(4)	(43)	1,075.0
Gains on securities, net	—	7	(7)	(100.0)
Bank-owned life insurance (“BOLI”) income	201	135	66	48.9
Gain on sale of assets	—	73	(73)	(100.0)
Other	28	24	4	16.7
Total non-interest income	$2,693	$2,840	($147)	(5.2%)

Non-interest income for third quarter 2022 decreased $147 thousand versus third quarter 2021. Trust and Wealth Advisory income decreased $58 thousand versus third quarter 2021 primarily due to lower asset management fees. Assets under administration were $1.2 billion as of September 30, 2022 compared with $973.2 million as of September 30, 2021. Discretionary assets under administration of $522.1 million at September 30, 2022 decreased from $608.2 million at September 30, 2021 primarily due to lower equity valuations. Non-discretionary assets under administration of $710.2 million for third quarter 2022 increased from $365.0 million at third quarter 2021 due to a higher valuation of certain partnership assets for an existing client relationship. The trust and wealth business records only a nominal annual fee on this relationship.

Service charges and fees of $1.2 million for third quarter 2022 were essentially unchanged from third quarter 2021. Net fees from mortgage banking activities were slightly below third quarter 2021 due to lower sales volume. Salisbury did not sell any residential loans to FHLBB during third quarter 2022 compared with sales of $1.7 million in third quarter 2021.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended September 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Salaries	$3,802	$3,361	$441	13.1%
Employee benefits	1,224	1,322	(98)	(7.4)
Premises and equipment	1,117	1,060	57	5.4
Write-down of assets	—	144	(144)	(100.0)
Information processing and services	711	632	79	12.5
Professional fees	689	735	(46)	(6.3)
Collections, OREO, and loan related	67	120	(53)	(44.2)
FDIC insurance	98	146	(48)	(32.9)
Marketing and community support	214	256	(42)	(16.4)
Amortization of intangibles	46	61	(15)	(24.6)
Other	544	447	97	21.7
Total non-interest expense	$8,512	$8,284	$228	2.8%

Non-interest expense for third quarter 2021 increased $228 thousand versus third quarter 2021. Salaries increased $441 thousand versus third quarter 2021 primarily reflecting higher base salary expense as well as higher production and incentive accruals. Employee benefits expense decreased $98 thousand from third quarter 2021 primarily due to a reduction of deferred compensation expense, partially offset by higher 401k and ESOP accruals. Premises and equipment expense increased $57 thousand versus third quarter 2021 due to increased finance lease and software costs. Third quarter 2021 also included a pre-tax loss of $144 thousand on the pending sale of the building housing the Bank’s branch in Poughkeepsie, New York. Data processing expense increased $79 thousand versus third quarter 2021 mainly due to higher data processing, ATM and debit card processing fees and increased website expense. Professional fees decreased $46 thousand versus third quarter 2021 as higher legal, audit & exam fees and internal audit fees offset by lower consulting and investment management fees. Collections, OREO and loan related expenses decreased $53 thousand versus third quarter 2021 primarily due to lower litigation and appraisal costs. FDIC insurance decreased $48 thousand versus third quarter 2021 on lower deposit balances. Marketing and community support costs decreased $42 thousand compared to the prior year third quarter primarily due to timing of current marketing campaigns and contributions as well as branding related costs incurred in the prior year.

Other Matters

In July 2022, Salisbury management discovered that the Bank’s trust department terminated a trust account in May 2020 and distributed approximately $1.0 million that should have been retained in continuance of the trust account. Salisbury has engaged legal counsel and is currently evaluating the Company’s potential financial exposure. At this time, management believes that Salisbury’s exposure is not yet known or knowable and could potentially range from zero to approximately $1.0 million depending upon the facts and circumstances and the scope of Salisbury’s insurance coverage.

Income Taxes

The effective income tax rates for third quarter 2022 and third quarter 2021 were 18.65% and 20.09%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income.

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

For the nine month periods ended September 30, 2022 and 2021

Overview

Net income allocated to common shareholders was $11.5 million, or $2.04 per basic common share, for the nine month period ended September 30, 2022 (nine month period 2022), compared with $12.1 million, or $2.16 per basic common share, for the nine month period ended September 30, 2021 (nine month period 2021).

Net Interest Income

Tax equivalent net interest income of $33.6 million for the nine month period 2022 increased $3.0 million, or 9.8%, versus the nine month period 2021. Average total earning assets increased $75.8 million, or 5.6%, versus the nine month period 2021. Average total interest bearing deposits increased $39.0 million, or 4.4%, versus the nine month period 2021. The net interest margin of 3.12% increased 11 basis points from 3.01% for the nine month period 2021. Excluding PPP loans, the net interest margin for the nine month period ended September 30, 2022 was approximately 3.06% compared with 2.90% for the same period in 2021. The increase in net interest margin for the nine month period ended September 30, 2022 compared to the prior year period primarily reflected a $66.8 million, or 6.3%, increase in average loan balances, partially offset by a 5 basis point decline in average yield. This increase in interest income was partially offset by a $0.3 million increase in deposit costs due to a $39.1 million increase in average interest-bearing balances and a 3 basis point increase in average deposit costs.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Nine months ended September 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Loans (a)(d)	$1,120,246	$1,053,451	$32,646	$30,989	3.85%	3.90%
Securities (c)(d)	218,455	130,864	3,270	2,080	2.00	2.12
FHLBB stock	1.281	1.840	26	26	2.69	1.89
Short term funds (b)	82,075	160,055	491	148	0.80	0.12
Total earning assets	1,422,057	1,346,210	36,433	33,243	3.39	3.27
Other assets	65,570	71,421
Total assets	$1,487,627	$1,417,631
Interest-bearing demand deposits	$231,883	$224,479	313	332	0.18	0.20
Money market accounts	313,871	310,908	639	408	0.27	0.18
Savings and other	238,688	209,180	339	173	0.19	0.11
Certificates of deposit	133,339	134,143	647	739	0.65	0.74
Total interest-bearing deposits	917,781	878,710	1,938	1,652	0.28	0.25
Repurchase agreements	9,024	11,608	11	13	0.16	0.15
Finance lease	5,233	2,753	122	102	3.12	4.95
Note payable	153	192	7	9	6.14	6.13
Subordinated debt (net of issuance costs)	24,495	21,851	699	767	3.80	4.68
FHLBB advances	1,054	10,567	57	96	7.16	1.20
Total interest-bearing liabilities	957,740	925,681	2,834	2,639	0.40	0.38
Demand deposits	391,537	355,352
Other liabilities	6,818	6,897
Shareholders’ equity	131,532	129,701
Total liabilities & shareholders’ equity	$1,487,627	$1,417,631
Net interest income			$33,599	$30,604
Spread on interest-bearing funds					3.00	2.89
Net interest margin (e)					3.12	3.01
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on historical cost.
(d)	Includes tax exempt income benefit of $575,000 and $523,000, respectively for 2022 and 2021 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2022 and 2021.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30, (in thousands)	2022 versus 2021
Change in interest due to	Volume	Rate	Net
Loans	$2,200	$(543)	$1,657
Securities	1,400	(210)	1,190
FHLBB stock	(12)	12	—
Short term funds	(480)	823	343
Interest-earning assets	3,108	82	3,190
Deposits	17	269	286
Repurchase agreements	(3)	1	(2)
Finance lease	93	(73)	20
Note payable	(2)	—	(2)
Subordinated Debt	136	(204)	(68)
FHLBB advances	(385)	346	(39)
Interest-bearing liabilities	(144)	339	195
Net change in net interest income	$3,252	$(257)	$2,995

Interest Income

Tax equivalent interest income of $36.4 million for the nine month period 2022 increased $3.2 million or 9.6%, compared with the nine month period 2021. Loan income increased $1.7 million, or 5.3%, compared with the nine months of 2021 primarily due to a $66.7 million, or 6.3%, increase in average loan balances, partially offset by a 5 basis point decrease in the average yield. Tax equivalent securities income for the nine month period 2022 increased $1.2 million, or 57.2%, compared with the nine month period 2021, primarily due to a $87.6 million, or 66.9%, increase in average balances, partially offset by an 12 basis point decrease in average yield. Income on short-term funds for the nine month period 2022 increased $343 thousand, or 231.8%, compared with the nine months of 2021 primarily due to a 68 basis point increase in the average short-term funds yields, partially offset by a $78.0 million, or 48.7%, decrease in average short-term funds, due to due to the funding of loans, the investment of cash into securities and normal customer activity.

Interest Expense

Interest expense of $2.8 million for the nine month period 2022 increased $195 thousand, or 7.4%, compared with the nine month period 2021. Interest on deposit accounts increased $286 thousand, or 17.3%, as a result of a $39.0 million, or 4.4%, increase in the average balances and a 3 basis point increase in average deposit rates. Interest expense on FHLBB borrowings decreased $39 thousand, or 40.6%, due to a $9.5 million, or 90.0%, decrease in average balances, partially offset by a 596 basis point increase in the average borrowing rate. Interest expense on subordinated debt for the nine month period 2022 decreased $68 thousand, or 8.9%, due to a 88 basis point decrease in average yield, partially offset by a $2.6 million, or 12.1% increase in the average balance.

Provision and Allowance for Loan Losses

A provision of $2.2 million was recorded for the nine-month period ended September 30, 2022 compared to a net credit reserve release of $0.5 million for the nine-month period ended September 30, 2021. Net loan charge-offs were $786 thousand and $69 thousand for the respective periods. The provision expense for nine-month period of 2022 reflected significant loan growth and adjustments to qualitative factors due to the uncertain macro-economic environment. The provision expense also reflected a release of credit reserves of $0.6 million due to management’s upgrade of the internal risk rating on certain loans related to the hospitality and entertainment and recreation industries. In 2021 management reduced credit reserves as a result of an improvement in the business environment in Salisbury’s market areas due to the rollout out of vaccinations and the lifting of COVID-19 restrictions.

Charge-off’s for the nine-month period in 2022 included a write-down of $374 thousand in first quarter 2022 to reduce the carrying value on $3.8 million of non-performing and under-performing residential and commercial loans, which Salisbury sold during the quarter, to the initial bid prices. The proceeds from the sale of these loans subsequently increased by approximately $239 thousand due to higher final bids. This increase was recorded as a pre-tax gain on sale in Salisbury’s consolidated statement of income in first quarter 2022. In second quarter 2022, Salisbury charged off $312 thousand, which primarily related to a discrete commercial loan. Net charge-offs were $64 thousand for third quarter 2022.

Reserve coverage at September 30, 2022, as measured by the ratio of allowance for loan losses to gross loans, at 1.20%, compares with 1.23% a year ago at September 30, 2021. Excluding PPP loans, the reserve coverage ratio was 1.20% for September 30, 2022 compared with 1.28% for September 30, 2021. Management will continue to evaluate credit risk in the loan portfolio to ensure a commensurate level of loan loss reserves. A resurgence of the pandemic or a deterioration in economic conditions due to high inflation and rising interest rates, which results in loan payment delinquencies, may subsequently necessitate an increase in loan loss reserves.

Non-interest income

The following table details the principal categories of non-interest income.

Nine months ended September 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Trust and wealth advisory	$3,762	$3,685	$77	2.1%
Service charges and fees	4,080	3,536	544	15.4
Mortgage banking activities, net	497	912	(415)	(45.5)
Losses on mutual fund	(119)	(18)	(101)	561.1
Gains (losses) gains on securities, net	165	(2)	167	(8350.0)
Bank-owned life insurance (“BOLI”) income	615	386	229	59.3
Gain on sale of assets	—	73	(73)	(100.0)
Other	84	81	3	3.7
Total non-interest income	$9,084	$8,653	$431	5.0%

Non-interest income for the nine month period ended September 30, 2022 increased $431 thousand versus the same period in 2021. Trust and wealth advisory revenues increased $77 thousand mainly on higher estate planning fees. Service charges and fees increased $544 thousand primarily due to non-recurring loan prepayment fees. Net fees from mortgage banking activities decreased $415 thousand due to lower volume of mortgage loans sold to FHLB Boston. Mortgage loans sales totaled $7.5 million for the nine month period ended September 30, 2022 compared with $29.7 million for the nine month period ended September 30, 2021. The nine month periods ended September 30, 2022 and 2021 included mortgage servicing amortization of $117 thousand and $167 thousand, respectively. BOLI income and gains increased $229 thousand versus the same period in 2021. The increase included a non-recurring non-taxable gain of $89 thousand related to proceeds receivable from a bank-owned life insurance policy (“BOLI”) due to the death of a former covered employee. Non-interest income for the nine month period ended September 30, 2021 also included a one-time pre-tax gain of $73 thousand primarily from the sale of Salisbury’s operations center in Canaan, Connecticut. Other income primarily includes rental property income.

Non-interest expense

The following table details the principal categories of non-interest expense.

Nine months ended September 30, (dollars in thousands)	2022	2021	2022 vs. 2021
Salaries	$10,938	$9,664	$1,274	13.2%
Employee benefits	3,789	3,990	(201)	(5.0)
Premises and equipment	3,200	3,034	166	5.5
Write-down of assets	3	144	(141)	(97.9)
Information processing and services	2,098	1,824	274	15.0
Professional fees	2,297	2,090	207	9.9
Collections, OREO, and loan related	300	317	(17)	(5.4)
FDIC insurance	391	370	21	5.7
Marketing and community support	661	552	109	19.7
Amortization of intangibles	150	198	(48)	(24.2)
Other	1,872	1,448	424	29.3
Total non-interest expense	$25,699	$23,631	$2,068	8.8%

Non-interest expense for the nine month period ended September 30, 2022 increased $2.1 million versus the same period in 2021. Salaries increased $1.3 million primarily due to higher base salaries and incentives. Benefits decreased $201 thousand primarily due lower medical insurance costs, 401K employer match and deferred compensation related expenses. Premises and equipment increased $166 thousand mainly due to higher building depreciation and facilities related expenses. The nine month period ended September 30, 2021 also included a pre-tax loss of $144 thousand on the sale of the building housing the Bank’s branch in Poughkeepsie, New York. Data processing increased $274 thousand mainly due to ATM fees, data processing costs and website costs. The increase in professional fees of $207 thousand versus the nine month period 2021 primarily reflected higher legal, consulting and investment management expenses. Collections, OREO and loan related expense decreased $17 thousand primarily due to lower mortgage recording costs. FDIC related expense increased $21 thousand compared to the same period in 2021 reflecting higher deposit balances. Marketing and community support costs increased $109 thousand compared to the same period in 2021 primarily due to Salisbury’s ongoing branding initiatives and marketing campaigns. Amortization of intangible assets decreased $48 thousand due to the aging off of expenses related to previous acquisitions. Other expenses increased $424 thousand primarily due fraud charges incurred in 2022 as well as higher Director fees and training costs.

Income taxes

The effective income tax rates for the nine month periods ended September 30, 2022 and September 30, 2021 were 17.55% and 21.05%, respectively. Fluctuations in the effective tax rate result from changes in the mix of taxable and tax exempt income. Salisbury’s effective tax rate is generally less than the federal statutory rate due to holdings of tax-exempt municipal bonds, tax-exempt loans and bank owned life insurance and other tax advantaged assets.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity decreased $13.4 million in nine months to $123.2 million at September 30, 2022 as unrealized after-tax losses in the available-for-sale securities (“AFS”) portfolio of $23.2 million and common stock dividends paid of $2.8 million were partially offset by net income of $11.8 million and issued stock and stock-based compensation totaling of $0.6 million. The unrealized losses in the AFS portfolio, which reflected the sharp increase in market interest rates during first nine months of 2022, reduced both book value and tangible book value at September 30, 2022. Book value per common share of $21.29 at September 30, 2022 decreased $0.72 from second quarter 2022 and decreased $2.04 from third quarter 2021. Tangible book value per common share of $18.86 at September 30, 2022 decreased $0.71 from second quarter 2022 and decreased $1.97 from third quarter 2021.

Capital Requirements

Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject, and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well-capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows:

	September 30, 2022	December 31, 2021
Total Capital (to risk-weighted assets)	13.24%	14.08%
Tier 1 Capital (to risk-weighted assets)	12.07	12.87
Common Equity Tier 1 Capital (to risk-weighted assets)	12.07	12.87
Tier 1 Capital (to average assets)	9.83	9.42

A well-capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier 1 Risk-Based ratio of 8% or above, a Common Equity Tier 1 ratio of 6.5% or above, and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level. Maintaining strong capital is essential to Salisbury and the Bank’s safety and soundness. However, the effective management of capital resources requires generating attractive returns on equity to build value for shareholders while maintaining appropriate levels of capital to fund growth, meet regulatory requirements and be consistent with prudent industry practices. While Salisbury believes that the subsidiary Bank has sufficient capital to withstand an economic shutdown as a result of the virus, the Bank’s regulatory capital ratios could be adversely impacted by further credit losses.

The FRB’s final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for bank holding companies and their bank subsidiaries include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer was fully phased in on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. As of September 30, 2022, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Stock Repurchase Plan

On March 23, 2022 Salisbury announced that its Board of Directors has renewed its share repurchase program that was established in March 2021. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over a period of the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares over the next twelve (12) months. Salisbury did not repurchase any shares during the nine-month period ended September 30, 2022.

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

Dividends

Salisbury paid $2.8 million in common stock dividends during the nine month period ended September 30, 2022. On October 19, 2022, the Board of Directors of Salisbury declared a common stock dividend of $0.16 per common share payable on November 25, 2022 to shareholders of record on November 11, 2022. Common stock dividends, when declared, are generally paid the last Friday of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s September 30, 2022 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations consider the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At September 30, 2022, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 300 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 200 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – the yield curve is assumed to rise throughout 2022 and into the first half of 2023 with the treasury yield curve then declining in the second half of 2023 and into 2024. The Fed Funds rate increases through March 2023 and then declines in the second half of the year so that the Fed Funds rate is 0.75% higher at September 30, 2023 than it was at September 30, 2022. As of September 30, 2023, the two-year, five year and 10 year treasury rates are projected to be 0.30%, 0.40% and 0.50% higher than actual rates as of September 30, 2022. The Fed Funds rate is then projected to decline 1.50% from September 30, 2023 to September 30, 2024 with the two-year, five year and 10 year treasury declining by 1.66%, 1.45% and 1.15% respectively, over that time period. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of September 30, 2022, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels. The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of September 30, 2022.

As of September 30, 2022	Months 1-12	Months 13-24
Immediately rising interest rates + 200bp (static growth assumptions)	(2.40)%	2.30%
Immediately rising interest rates + 100bp (static growth assumptions)	(1.00)	1.40
Immediately falling interest rates - 100bp (static growth assumptions)	(1.70)	(4.30)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of September 30, 2022(in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(715)	$(1,392)
U.S. Government agency notes	(944)	(1,739)
Municipal bonds	(3,292)	(6,306)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(2,953)	(5,763)
Collateralized mortgage obligations
U.S. Government agencies	(1,444)	(2,901)
Corporate bonds	(515)	(931)
Total available-for-sale debt securities	$(9,863)	$(19,032)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of September 30, 2022.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS
Exhibit No.	Description

3.1	Certificate of Incorporation of Salisbury Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of Form 10-Q filed on August 15, 2022).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).

4.1	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed March 31, 2021).

10.1	Amendment Number Two to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 23, 2022).

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALISBURY BANCORP, INC.

November 4, 2022	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

November 4, 2022	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

