Form 10-K
period 2022-12-31
SALISBURY BANCORP, INC.
filed 2023-03-10
CIK 1060219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14854

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022 was $126.1 million based on the closing sales price of $23.61 of such stock. The number of shares of the registrant’s Common Stock outstanding as of March 1, 2023, was 5,798,816.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

SALISBURY BANCORP, INC.

For the Year Ended December 31, 2022

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

The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of fourteen banking offices and thirteen ATMs located in: Litchfield County, Connecticut; Dutchess, Orange and Ulster Counties, New York; and Berkshire County, Massachusetts and through its internet website (salisburybank.com).

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

The majority of the Bank’s loans as of December 31, 2022, including some loans classified as commercial loans, were secured by real estate. Interest rates charged on loans are affected principally by the Bank’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the FRB, federal and state tax policies and budgetary matters.

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

Commercial Real Estate Loans

The Bank makes commercial real estate loans for the purpose of allowing borrowers to acquire, develop, construct, improve or refinance commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one-to-four family residential mortgage loans and are more sensitive to changes in interest rates. These loans typically have terms/amortizations of up to ten and twenty-five years, respectively, and interest rates, which adjust over periods of three to ten years, based on one of various rate indices.

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

In addition to loan reviews performed by Credit Administration, loan review activities are also performed by an independent third-party loan review firm that evaluates the creditworthiness of borrowers and the appropriateness of the Bank’s risk rating classifications. The firm’s findings are reported to Credit Administration, Senior Management, and the Board level Loan and Audit Committees.

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

Human Capital Resources

Diversity, Equity and Inclusion (“DEI”)

Salisbury understands that our human capital is the most valuable asset we have and we are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. The Bank has a DEI Plan and Policy aimed to cultivate and implement strategies to nurture a culture where talented and committed individuals can thrive. We established a DEI Council comprised of a cross section of employees and senior level management whose responsibilities include, but are not limited to, creating opportunities for employees to meaningfully engage with leadership; providing feedback and insight to executive management in support of current and future workforce needs; review of policies, procedures and processes that may impact DEI efforts; engagement with the communities we serve to promote a greater understanding and respect for diversity; and maintaining a work environment which embraces a variety of employee characteristics. All employees and directors are required to complete annual diversity awareness training. The Board of Directors is committed to diversity at the Board level and currently meets the diversity standards of NASDAQ.

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

Workplace Health and Safety

The COVID-19 pandemic has presented ongoing challenges since 2021. The safety of our employees, customers and communities continues to be our top priority. Utilizing our Pandemic Planning Policy and Program, we have implemented proper protocols for safety and business continuity. We have successfully maintained safe operations and approximately 50% of our staff are able to work remotely without disruption to our business. We continued to serve customers through our branch lobbies, drive-ups, ATMs, bank-by-appointment, and through the use of our mobile app and online banking services. Since the start of the pandemic, no employees have been furloughed or laid off, and no employee compensation was reduced. We have a Safety Committee comprised of employee representatives and senior managers who conduct routine safety inspections, provide safety training, and promote safe operations. We are proud of our historically low incident rate.

Culture Initiatives and Community Involvement

Our culture is extremely important to us and we seek to attract qualified individuals whose core values are aligned with that of the organization. We conducted an employee engagement survey in the fall of 2021 with an astounding 93% participation rate and an overall engagement index of 80%. Our staff value the people they work with, the flexible work arrangements, advancement opportunities and benefits. It also identified an opportunity to strengthen multi-directional communication and continue to demonstrate value, recognition and accountability. Salisbury has a longstanding commitment to supporting the communities we serve, and our staff remains actively engaged in volunteer activities through bank-sponsored events as well as a variety of community non-profits focused on education, economic development, the arts, and health and human services. They volunteered more than 7,100 hours at close to 200 local organizations. Additionally, the Bank provided monetary support to nearly 200 non-profits during 2022 and collected nearly 3,500 non-perishable food and household items that were donated directly to local community food pantries. The Bank assisted hundreds of small businesses and their employees through the Paycheck Protection Program (“PPP”) with total PPP loan volume of nearly $150 million.

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

Bank Holding Company Regulation

SEC and NASDAQ

Salisbury is subject to the rules and regulations of the SEC and is required to comply with the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Salisbury’s common stock is listed on NASDAQ under the trading symbol “SAL” and, accordingly, Salisbury is also subject to the rules of NASDAQ for listed companies.

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

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary. As a bank holding company, the Company is also subject to regulatory capital requirements, as described in a subsequent section. As of December 31, 2022, the Bank met its capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

FDIC insured institutions are required to pay assessments to the FDIC to fund the DIF. The Bank’s current annual assessment rate is approximately 3.61 basis points of average total assets less average tangible equity. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the DIF based on quarterly Call Report submissions. From time to time, the FDIC may impose a supplemental special assessment in addition to other special assessments and regular premium rates to replenish the DIF during periods of economic difficulty. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

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

Consumer Financial Protection Bureau

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

Paycheck Protection Program. Section 1102 of the CARES Act created the Program Protection Program (PPP), a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Bank participated in the PPP as a lender and has approximately $0.3 million of such loans on its consolidated balance sheet as of December 31, 2022.

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

Federal Home Loan Bank System

The Bank is a member of the Boston region of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The FHLBB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLBB calculated periodically based primarily on its level of borrowings from the FHLBB. The Bank was in compliance with this requirement. At December 31, 2022, the Bank had FHLBB stock of $1.3 million, outstanding FHLBB advances and letters of credit of $10.0 million and $20.0 million, respectively.

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

On March 12, 2020 the Securities and Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer”. The categorization of “accelerated” or “large accelerated filer” determines the requirement for a public company to obtain auditor attestation of its internal control over financial reporting. Salisbury meets the new definition of a “non-accelerated filer” and as such, as of December 31, 2020, the Bank was no longer subject to section 404(b) of SOX, which requires public companies' annual reports to include the company's own assessment of internal control over financial reporting, and an auditor's attestation.

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

Guide 3 Statistical Disclosure by Bank Holding Companies

The following information required by Subpart 229.1400 of Regulation S-K is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential	21-22, 26-35
II.	Investment in Debt Securities	26, 52-54
III.	Loan Portfolio	26-31, 55-60
IV.	Allowance for Credit Losses	23, 55-60
V.	Deposits	31-32, 62-63
Item 1A.	RISK FACTORS

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

Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of the acquired company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2022, Salisbury had $13.8 million of goodwill on its balance sheet. Salisbury must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on Salisbury’s financial condition and results of operations.

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

The economic impact of the COVID-19 pandemic may continue to have an adverse impact on our business and results of operations.

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

Salisbury may be adversely affected by new federal legislation.

Legislation enacted by the Biden administration may have an adverse impact on the conduct and profitability of businesses, including companies like Salisbury and the Bank through increased regulation and taxes.

Geopolitical events may trigger fluctuations in economic conditions which could adversely affect our financial condition and results of operations.

Salisbury’s business is subject to periodic fluctuations based on national and local economic conditions. Geopolitical events may trigger fluctuations that are not predictable, cannot be controlled and may have a material adverse impact on Salisbury’s operations and financial condition.

Merger-Related Risks

On December 5, 2022, Salisbury and NBT Bancorp Inc. (“NBT”) announced that they entered into a definitive merger agreement pursuant to which Salisbury will merge with and into NBT, and Salisbury Bank will merge with and into NBT Bank, N.A., in an all-stock transaction.

There is no assurance when or even if the merger will be completed.

Completion of the merger is subject to satisfaction or waiver of a number of conditions. There can be no assurance that the closing conditions, especially those closing conditions not within the parties’ control, will be satisfied or waived.

Failure to complete the merger with NBT could negatively affect Salisbury’s stock price and financial results.

If the pending merger with NBT is not completed for any reason, Salisbury’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, Salisbury would be subject to a number of risks, including the following: (a) negative reactions from the financial markets, including negative effects on Salisbury’s stock price; (b) negative reactions from our customers and vendors; (c) Salisbury will have incurred substantial expenses and will be required to pay certain costs relating to the merger, including legal, accounting, and other fees, whether or not the merger is completed; and (d) Salisbury’s management team will have devoted substantial time and resources to matters relating to the merger, and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to Salisbury. See Note 2 “Acquisitions and Dispositions” in the accompanying Consolidated Financial Statements for additional information.

Salisbury may be subject to uncertainties while the merger with NBT is pending, which would adversely affect Salisbury’s business.

Uncertainty about the effect of the merger on our employees and customers may have an adverse effect Salisbury’s business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and vendors to seek to change their existing business relationships with Salisbury. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger.

The merger agreement may be terminated and the merger with NBT may not be completed.

The merger agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of Salisbury’s shareholders. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, Salisbury and/or NBT may elect to terminate the merger agreement under certain circumstances.

Shareholder litigation could prevent or delay the closing of the pending merger with NBT or otherwise negatively affect Salisbury’s business and operations.

Salisbury may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the pending merger with NBT. Such litigation could have an adverse effect on Salisbury’s financial condition and results of operations and could prevent or delay the consummation of the merger.

Because the market price of NBT’s common stock may fluctuate, Salisbury shareholders cannot be certain of the precise value of the merger consideration they may receive in the proposed merger with NBT.

At the time the pending merger with NBT is completed, each issued and outstanding share of Salisbury common stock will be converted into the right to receive 0.745 shares of NBT’s common stock. The actual value of the shares of NBT’s common stock received by Salisbury shareholders will depend on the market value of shares of NBT’s common stock at the time the merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the merger agreement. The market value of NBT’s common stock may fluctuate between the date that the merger was announced and the closing date due to a variety of factors, including general market and economic conditions, changes in NBT’s businesses, and other factors. Many of these factors are outside of Salisbury’s and NBT’s control. Consequently, at the time that Salisbury shareholders must decide whether to approve the merger, they will not know the actual market value of the shares of NBT’s common stock they will receive when the merger is completed.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Salisbury does not directly own or lease any properties. The properties described below are owned or leased by the Bank.

The Bank conducts its business at its main office, located at 5 Bissell Street, Lakeville, Connecticut, and through an additional thirteen full service branch offices located in Canaan, Salisbury and Sharon, Connecticut; Great Barrington, South Egremont and Sheffield, Massachusetts; and Dover Plains, Fishkill, Millerton, Newburgh, New Paltz, Poughkeepsie, and Red Oaks Mill, New York. The Bank owns its main office and seven of its branch offices and its Operations office, and currently leases six branch offices. In November of 2022, the Board of Directors authorized and directed management to proceed with the closure of the Bank’s Red Oaks Mill office in Poughkeepsie, NY. In January 2023, Salisbury notified regulators of its intent to close the Red Oaks Mill office . The Bank anticipates that this closure will be completed in second quarter 2023. For additional information, see Note 8, “Bank Premises and Equipment,” and Note 5 “Leases” to the Consolidated Financial Statements.

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

Market Information

Salisbury’s common stock trades on the NASDAQ Capital Market under the symbol “SAL.” All share and per share amounts have been adjusted to reflect the two-for-one forward stock split effective June 30, 2022.

Holders

There were approximately 2,421 holders of record of the common stock of Salisbury as of March 1, 2023. This number includes brokerage firms and other financial institutions that hold stock in their name, but which is actually beneficially owned by third parties.

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

Equity Compensation Plan Information

For the information required by this item see Note 16 – “Long Term Incentive Plans” of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None. On March 23, 2022 Salisbury announced that its Board of Directors renewed its share repurchase program that was established in March 2021. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over a period of the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares over the next twelve (12) months. Salisbury did not repurchase any shares during 2022.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Salisbury Bancorp, Inc., a Connecticut corporation, formed in 1998, is the bank holding company for Salisbury Bank and Trust Company (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation ("FDIC") insured commercial bank headquartered in Lakeville, Connecticut. Salisbury’s common stock is traded on the NASDAQ Capital Market under the symbol “SAL”. Salisbury's principal business consists of its operation and control of the business of the Bank.

The Bank, formed in 1848, currently provides commercial banking, consumer financing, retail banking and trust and wealth advisory services through a network of fourteen banking offices and thirteen ATMs located in: Litchfield County, Connecticut; Dutchess, Orange and Ulster Counties, New York; and Berkshire County, Massachusetts and through its internet website (salisburybank.com).

In December 2022, Salisbury announced that it signed a definitive agreement to merge with and into NBT. The transaction is expected to close in second quarter 2023 subject to regulatory and Salisbury shareholder approval. Under the terms of the merger agreement, each outstanding share of Salisbury common stock will be converted into the right to receive 0.7450 shares of NBT common stock upon completion of the merger, which equated to a value of $35.00 per Salisbury share based on NBT’s volume-weighted average closing stock price of $46.98 for the 10-day trading period ending on November 29, 2022. The initial value reflected in the exchange ratio was approximately 187% of Salisbury’s tangible book value at September 30, 2022. The transaction is intended to qualify as a reorganization for federal income tax purposes, and as a result, the receipt of NBT common stock by shareholders of Salisbury is expected to be tax-free.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022 and 2021

Net Interest and Dividend Income

Net interest and dividend income (presented on a tax-equivalent basis) increased $4.5 million, or 10.8%, in 2022 over 2021. The net interest margin increased 15 basis point to 3.16% in 2022 from 3.01% in 2021, mostly due to a 25 basis point increase in the average yield on interest-earning assets, partly offset by a 15 basis point increase in the average cost of interest-bearing liabilities. The net interest margin was affected by changes in the mix of interest-earning assets and funding liabilities, asset and liability growth, and the effects of changes in market interest rates on the pricing and re-pricing of assets and liabilities. Excluding PPP loans, the tax-equivalent net interest margin for 2022 was 3.12% compared with 2.87% for 2021. The following table sets forth the components of Salisbury's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Years ended December 31,	Average Balance			Income / Expense			Average Yield / Rate
(dollars in thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Loans (a)(d)	$1,142,663	$1,059,663	$1,019,999	$45,373	$41,549	$41,267	3.93%	3.89%	4.02%
Securities (c)(d)	218,331	144,833	89,616	4,549	2,991	2,563	2.08	2.06	2.86
FHLBB stock	1,315	1,790	3,163	41	37	141	3.12	2.09	4.45
Short term funds (b)	72,309	158,907	65,935	830	210	154	1.15	0.13	0.23
Total earning assets	1,434,618	1,365,193	1,178,713	50,793	44,787	44,125	3.51	3.26	3.73
Other assets	62,365	72,590	63,434
Total assets	$1,496,983	$1,437,783	$1,242,147
Interest-bearing demand deposits	$231,970	$224,763	$183,870	429	435	441	0.18	0.19	0.24
Money market accounts	318,302	315,469	256,402	1,554	547	1,145	0.49	0.17	0.45
Savings and other	240,695	215,300	175,204	630	239	464	0.26	0.11	0.26
Certificates of deposit	132,192	130,879	144,489	1,111	939	1,840	0.84	0.72	1.27
Total interest-bearing deposits	923,159	886,411	759,965	3,724	2,160	3,890	0.40	0.24	0.51
Repurchase agreements	8,417	10,679	7,986	30	16	20	0.36	0.15	0.25
Finance lease	5,294	2,739	2,965	163	136	141	3.07	4.96	4.75
Note payable	147	187	226	9	11	14	6.14	6.13	6.08
Subordinated debt (net of issuance costs)	24,502	22,511	9,870	932	1,000	618	3.80	4.44	6.26
FHLBB advances	2,446	9,938	40,093	114	125	605	4.59	1.24	1.49
Total interest-bearing liabilities	963,965	932,465	821,105	4,972	3,448	5,288	0.52	0.37	0.64
Demand deposits	395,848	366,926	294,588
Other liabilities	7,183	7,285	6,956
Shareholders’ equity	129,987	131,107	119,498
Total liabilities & shareholders’ equity	$1,496,983	$1,437,783	$1,242,147
Net interest income (d)				$45,821	$41,339	$38,837
Spread on interest-bearing funds							3.00	2.89	3.09
Net interest margin (e)							3.16	3.01	3.28
(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on amortized cost.
(d)	Includes tax exempt income of $0.7 million, $0.7 million and $0.5 million, respectively for 2022, 2021 and 2020 on tax-exempt securities and loans for which income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in net interest income (presented on a tax-equivalent basis) due to volume and rate.

Years ended December 31, (in thousands)	2022 versus 2021			2021 versus 2020
Change in interest due to	Volume	Rate	Net	Volume	Rate	Net
Loans	$3,384	$440	$3,824	$1,624	$(1,342)	$282
Securities	1,522	36	1,558	1,371	(943)	428
FHLBB stock	(12)	16	4	(45)	(59)	(104)
Short term funds	(559)	1,179	620	166	(110)	56
Interest-earning assets	4,335	1,671	6,006	3,116	(2,454)	662
Deposits	116	1,448	1,564	462	(2,192)	(1,730)
Repurchase agreements	(6)	20	14	5	(9)	(4)
Finance lease	103	(76)	27	(11)	6	(5)
Note payable	(2)	—	(2)	(3)	—	(3)
Subordinated Debt	82	(150)	(68)	676	(294)	382
FHLBB advances	(218)	207	(11)	(417)	(63)	(480)
Interest-bearing liabilities	75	1,449	1,524	712	(2,552)	(1,840)
Net change in net interest income	$4,260	$222	$4,482	$2,404	$98	$2,502

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

Interest and Dividend Income

Tax equivalent interest and dividend income of $50.8 million in 2022 increased $6.0 million, or 13.4% in 2022. Loan income increased $3.8 million, or 9.2%, to $45.3 million in 2022. The increase was primarily due to a $83.0 million, or 7.8%, increase in average loans and a 4 basis point increase in average yield.

Tax equivalent interest and dividend income from securities increased $1.6 million, or 52.1%, to $4.5 million in 2022, as a result of a $73.5 million, or 50.7%, increase in average security balances and a 2 basis point increase in average yield. Interest from short term funds increased $620 thousand, or 295.2%, to $830 thousand in 2022, as a result of a 102 basis point increase in average yield, partly offset by a $86.6 million, or 54.5%, decrease in average short-term balances.

Interest Expense

Interest expense increased $1.5 million, or 44.2%, to $5.0 million in 2022. Interest expense on interest bearing deposit accounts increased $1.6 million, or 72.4%, to $3.7 million in 2022, as a result of a 16 basis point increase in the average rate to 0.40% and a $36.7 million, or 4.1%, increase in average interest bearing deposit balances. Interest expense on money market accounts increased $1.0 million, or 184.1%, due to a 32 basis point increase in the average rate, and a $2.8 million, or 0.9% increase in average balances. Interest expense on savings and other accounts increased $391 thousand, or 163.6%, due to a 15 basis point increase in the average rate and a $25.4 million, or 11.8%, increase in average balances. Interest expense on certificates of deposits increased $172 thousand, or 18.3%, due to a 12 basis point increase in the average rate and a $1.3 million, or 1.0% increase in average balance.

Interest expense on FHLBB advances decreased $11 thousand, or 8.8%, to $114 thousand in 2022, due to a $7.5 million, or 75.4%, decrease in average advances, partly offset by a 335 basis point increase in the average borrowing rate to 4.59%.

Interest expense on subordinated debt decreased $68 thousand, or 6.8% to $932 thousand in 2022, due to a decrease in the average borrowing rate to 3.80%, partly offset by a $2.0 million, or 8.8%, increase in the average balance. In March 2021, Salisbury issued $25.0 million of fixed to floating rate subordinated debentures at an initial coupon rate of 3.50%. The proceeds from the issuance were used in part to fully redeem the $10 million of its outstanding subordinated debt issued in 2015 at a rate of 6.00%.

Provision and Allowance for Loan Losses

The provision for loan losses was $2.7 million in 2022 compared with a net release of credit reserves of $0.7 million in 2021. The provision for full year 2022 was primarily driven by robust loan growth in the commercial and residential portfolios during the year. Net loan charge-offs were $0.8 million for 2022 compared with $72 thousand in 2021. The increase in charge-offs in 2022 was attributed to the sale of $3.8 million of non-performing and under performing loans in first quarter 2022 as well as the charge off of a discrete commercial loan in second quarter 2022. Net loan charge-offs for the last six months of 2022 were $78 thousand. Management will continue to monitor the impact of macro-economic factors on its borrowers and adjust the allowance as appropriate. An economic slowdown due to rising interest rates, inflation or labor shortages may result in an increase in Salisbury’s provision and allowance for loan losses.

The following table sets forth changes in the allowance for loan losses and other statistical data:

Years ended December 31, (dollars in thousands)	2022	2021	2020
Balance, beginning of period	$12,962	$13,754	$8,895
Acquisition Discount Transfer	—	—	—
Provision for loan losses	2,683	(720)	5,038
Charge –offs
Real estate mortgages	(712)	(91)	(70)
Commercial and industrial	(46)	(131)	(362)
Consumer	(88)	(59)	(70)
Charge-offs	(846)	(281)	(502)
Recoveries
Real estate mortgages	28	160	306
Commercial and industrial	1	53	2
Consumer	18	(4)	15
Recoveries	47	209	323
Net charge-offs	(799)	(72)	(179)
Balance, end of period	$14,846	$12,962	$13,754

Loans receivable, gross	$1,227,516	$1,079,427	$1,041,864
Non-performing loans	2,662	4,199	5,648
Accruing loans past due 30-89 days	1,310	1,341	6,838
Ratio of allowance for loan losses:
to loans receivable, gross	1.21%	1.20%	1.32%
to non-performing loans	557.70	308.68	243.50
Ratio of non-performing loans
to loans receivable, gross	0.22	0.39	0.54
Ratio of accruing loans past due 30-89 days
to loans receivable, gross	0.11	0.12	0.66

The reserve coverage at December 31, 2022, as measured by the ratio of allowance for loan losses to gross loans, was 1.21%, as compared with 1.20% at December 31, 2021. Excluding loans advanced under the SBA’s Paycheck Protection Program, the ratio of the allowance to gross loans was 1.21% at December 31, 2022 compared with 1.23% at December 31, 2021. Non-performing loans (non-accrual loans and accruing loans past-due 90 days or more) decreased $1.5 million to $2.7 million, or 0.22% of gross loans receivable, at December 31, 2022, down from $4.2 million or 0.39% of gross loans receivable at December 31, 2021. Accruing loans past due 30-89 days decreased slightly from $1.3 million, or 0.12%, of gross loans receivable at December 31, 2021 to $1.3 million, or 0.11%, of gross loans receivable at December 31, 2022. See “Overview – Loan Credit Quality” below for further discussion and analysis.

Non-Interest Income

The following table details the principal categories of non-interest income.

Years ended December 31, (dollars in thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Trust and wealth advisory	$4,887	$4,970	$4,194	$(83)	(1.7%)	$776	18.5%
Service charges and fees	5,299	4,822	3,072	477	9.9	1,750	57.0
Mortgage banking activities, net	556	1,000	1,621	(444)	(44.4)	(621)	(38.3)
(Losses) gains on CRA mutual fund	(120)	(26)	19	(94)	(361.5)	(45)	(236.8)
(Gains) losses on securities, net	165	(2)	196	167	n/a	(198)	(101.0)
Bank-owned life insurance (“BOLI”) income	717	556	495	161	29.0	61	12.3
Gain on bank-owned life insurance	89	—	601	89	—	(601)	(100.0)
Gain on sale of assets	—	73	—	(73)	(100.0)	73	n/a
Other	109	107	125	2	1.9	(18)	(14.4)
Total non-interest income	$11,702	$11,500	$10,323	$202	1.8%	$1,177	11.4%

Non-interest income increased $202 thousand, or 1.8%, in 2022 versus 2021. Trust and Wealth Advisory revenues decreased $83 thousand mainly due to lower asset-based fees. Service charges and fees increased $477 thousand from 2021 primarily due to higher deposit fees and higher loan prepayment fees. Mortgage banking activities, net decreased $444 thousand on lower sales volume. Mortgage loan sales to FHLBB totaled $7.2 million in 2022 versus $34.6 million in 2021. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $133.1 million and $140.6 million at December 31, 2022 and 2021 respectively. The twelve-month periods ended December 31, 2022 and 2021 included mortgage servicing amortization of $140 thousand and $235 thousand, respectively. Non-interest income for the twelve-month period ended December 31, 2021 also included a pre-tax gain of $73 thousand primarily from the sale of Salisbury’s operations center in Canaan, Connecticut. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Years ended December 31, (dollars in thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Salaries	$14,932	$13,417	$11,828	$1,515	11.3%	$1,589	13.4%
Employee benefits	5,125	5,023	4,533	102	2.0	490	10.8
Premises and equipment	4,281	4,114	4,019	167	4.1	95	2.4
Write-down of assets	3	144	—	(141)	(97.9)	144	n/a
Data processing	2,795	2,441	2,211	354	14.5	230	10.4
Professional fees	3,218	2,779	2,741	439	15.8	38	1.4
Collections, OREO, and loan related	376	455	323	(79)	(17.4)	132	40.9
FDIC insurance	526	541	466	(15)	(2.8)	75	16.1
Marketing and community support	822	881	573	(59)	(6.7)	308	53.8
Amortization of intangibles	191	256	321	(65)	(25.4)	(66)	(20.6)
Other	2,376	2,053	2,023	323	15.7	31	1.5
Non-interest expense	$34,645	$32,104	$29,038	$2,541	7.9%	$3,066	10.6%

Non-interest expenses increased $2.5 million, or 7.9%, in 2022 versus 2021. Salaries increased $1.5 million primarily reflecting annual merit increases and incentive accruals. Benefits increased $102 thousand compared to the same period in 2021 primarily due to higher 401K accruals, deferred compensation and payroll taxes. Premises and equipment increased $167 thousand mainly due to higher lease depreciation, facilities related expenses and utilities. The twelve-month period ended December 31, 2021 also included a pre-tax loss of $144 thousand on the sale of the building housing the Bank’s branch in Poughkeepsie, New York, which closed during the first quarter 2022. Data processing increased $354 thousand mainly due to higher ATM fees, core system costs, website expense, and Trust and Wealth data related expenses. The increase in professional fees of $439 thousand versus the twelve-month period 2021 primarily reflected legal and consulting expenses related to the pending merger with NBT, partially offset by lower audit and exam and investment management expenses. Collections, OREO and loan related expense decreased $79 thousand primarily due to lower appraisal, litigation related expenses and mortgage recording costs. FDIC related expense decreased $15 thousand compared to the same period in 2021. Marketing and community support costs decreased $59 thousand compared to the same period in 2021 primarily due to the cost of web site redesign and branding initiatives in 2021. Amortization of intangible assets decreased $65 thousand due to the aging off of expenses related to previous acquisitions. Other expenses increased $323 thousand primarily due to higher charge-offs for fraud losses as well as higher director fees.

Income Taxes

The effective income tax rates for 2022 and 2021 were 18.2% and 20.6%, respectively. Salisbury’s effective tax rate was less than the 21% federal statutory rate due to tax-exempt income, primarily from municipal bonds, tax advantaged loans and bank-owned life insurance. Fluctuations in the effective tax rate generally result from changes in the mix of taxable and tax-exempt income. For further information on income taxes, see Note 13 of Notes to Consolidated Financial Statements.

Salisbury did not incur Connecticut income tax in 2022, 2021 or 2019, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. Salisbury avails itself of this benefit through its PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay other than minimum Connecticut state income tax in the foreseeable future unless there is a change in Connecticut tax law.

Comparison of the Years Ended December 31, 2021 and 2020

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

Tax equivalent interest and dividend income from securities increased $428 thousand, or 16.7%, to $3.0 million in 2021, as a result of a $55.2 million, or 61.9%, increase in average security balances, partly offset by an 80 basis point decrease in average yield. Interest from short term funds increased $56 thousand, or 36.4%, to $210 thousand in 2021, as a result of a $93.0 million, or 141.0%, increase in average short-term balances, partly offset by a 10 basis point decrease in average yield.

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

Non-Interest Income

Non-interest income increased $1.2 million, or 11.4%, in 2021 versus 2020. Trust and Wealth Advisory revenues increased $776 thousand mainly due to growth in asset-based fees. Service charges and fees increased $1.8 million from 2020. The increase primarily reflected higher deposit, interchange and loan prepayment fees. In addition, during the twelve-month period ended December 31, 2020, Salisbury waived approximately $754 thousand in various deposit fees, including overdraft and ATM fees, to support customers affected by COVID-19. Mortgage banking activities, net decreased $621 thousand on lower sales volume. Mortgage loan sales to FHLBB totaled $34.6 million in 2021 versus $59.8 million in 2020. Loans serviced under the FHLBB Mortgage Partnership Finance Program totaled $140.7 million and $134.4 million at December 31, 2021 and 2020 respectively. The twelve-month periods ended December 31, 2021 and 2020 included mortgage servicing amortization of $235 thousand and $151 thousand, respectively. In 2020, the Bank recorded a non-taxable gain of $601 thousand related to proceeds received from a BOLI policy due to the death of a covered former employee. Non-interest income for the twelve-month period ended December 31, 2021 also included a pre-tax gain of $73 thousand primarily from the sale of Salisbury’s operations center in Canaan, Connecticut. Other income primarily includes rental property income.

Non-Interest Expense

Non-interest expenses increased $3.1 million, or 10.6%, in 2021 versus 2020. Salaries increased $1.6 million primarily reflecting annual merit increases and higher production and incentive accruals. Benefits increased $490 thousand compared to the same period in 2020 primarily due higher medical insurance costs, 401K accruals and payroll taxes. Premises and equipment increased $95 thousand mainly due to higher building depreciation and facilities related expenses. The twelve-month period ended December 31, 2021 also included a pre-tax loss of $144 thousand on the sale of the building housing the Bank’s branch in Poughkeepsie, New York, which closed during the first quarter 2022. Data processing increased $230 thousand mainly due to higher ATM fees, core system costs and Trust and Wealth data related expenses. The increase in professional fees of $38 thousand versus the twelve-month period 2020 primarily reflected higher legal, audit and exam and investment management expenses partially offset by lower consulting expense. Collections, OREO and loan related expense increased $132 thousand primarily due to higher appraisal and mortgage recording costs. FDIC related expense increased $75 thousand compared to the same period in 2020 reflecting higher deposit balances. Marketing and community support costs increased $308 thousand compared to the same period in 2020 primarily due to Salisbury’s website redesign and branding initiatives as well as costs associated with various marketing events. Amortization of intangible assets decreased $65 thousand due to the aging off of expenses related to previous acquisitions. Other expenses increased $30 thousand and primarily reflected higher employee related expenses, postage and telephone expense.

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

Overview

Assets

During 2022, Salisbury’s assets increased by $12.4 million, or 0.8%, to $1.54 billion at December 31, 2022. This increase was driven by robust net loan growth of $146.9 million, or 13.8%, which was mostly offset by a decline in cash and cash equivalent balances of $124.8 million, or 71.1%, as Salisbury deployed excess liquidity into loans. In addition, the balance of Salisbury’s available-for-sale (“AFS”) investment portfolio decreased $15.0 million, or 7.4%, during 2022. At December 31, 2022, Salisbury’s tangible book value and book value per common share were $19.71 and $22.13, respectively. At December 31, 2022, the Bank’s Tier 1 leverage and total risk-based capital ratios were 9.99% and 13.43%, respectively, and the Bank was categorized as "well capitalized" according to regulatory guidelines.

Securities and Short-Term Funds

During 2022, securities decreased $14.1 million, or 6.8%, to $190.6 million primarily due to unrealized losses of $27.3 million, which reflected the significant increases in market interest rates during 2022. Short-term funds (cash and due from banks and interest-bearing deposits with other banks) decreased $124.8, or 71.2%, million to $50.5 million in 2022 reflecting the funding of loans as well as a normalization of deposit balances back to pre-pandemic levels. The carrying values of securities are as follows:

December 31, (dollars in thousands)	2022	2021
Available-for-Sale
U.S. Treasury	$17,133	$15,131
U.S. Government agency notes	27,154	31,604
Municipal bonds	46,538	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	61,875	74,541
Collateralized mortgage obligations:
U.S. Government agencies	21,936	20,898
Corporate bonds	12,774	12,400
Mutual fund	1,933	901
Non-Marketable
FHLBB stock	1,285	1,397
Total Securities	$190,628	$204,694

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

Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management does not consider any of its securities to be OTTI at December 31, 2022. It is possible that future loss assumptions could change, necessitating Salisbury to recognize future OTTI.

Accumulated other comprehensive income at December 31, 2022 reflected net unrealized losses, net of tax, of $20.7 million in Salisbury’s AFS securities portfolio compared to an unrealized gain of $0.9 million at year end 2021. The unrealized losses, which reflected the significant increase in market interest rates experienced in 2022, do not affect Salisbury’s regulatory capital ratios.

Loans

During 2022, net loans receivable increased $146.9 million, or 13.8%, to $1.214 billion at December 31, 2022. Excluding PPP loans, net loans increased by $172.2 million, or 16.5%, in 2022. Salisbury’s retail lending department originates residential mortgage, home equity loans and lines of credit, and consumer loans for the portfolio. During 2022, Salisbury originated $118.1 million of residential mortgage loans and $15.9 million of home equity loans for the portfolio, compared with $165.9 million and $11.8 million, respectively, in 2021. During 2022, total residential mortgage and home equity loans receivable increased $88.7 million, or 18.9%, to $557.1 million at December 31, 2022, and represented 45.4% of gross loans receivable. During 2022, Salisbury’s residential mortgage lending department also originated and sold $7.2 million of residential mortgage loans, compared with $34.6 million during 2021. All such sold loans were sold through the FHLBB Mortgage Partnership Finance Program with servicing retained by Salisbury. Consumer loans, amounted to $20.5 million at December 31, 2022, representing 1.7% of gross loans receivable.

Salisbury’s commercial lending department specializes in lending to small and mid-size companies, businesses and municipalities. More specifically, we meet our clients’ credit needs by providing short-term and long-term financing, construction loans, commercial mortgages, equipment, working capital, property improvement loans and municipal financing. The department also works with both the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) Government Guaranteed Lending Programs; however, such loans represent a very small percent of the commercial loan portfolio. Excluding PPP loans, total commercial loans, which include commercial real estate, commercial and industrial and municipal loans, increased $75.2 million, or 13.5%, to $631.0 million at December 31, 2022, and represent 51.4% of gross loans receivable. At December 31, 2022 approximately $0.3 million of PPP loans remained on Salisbury’s balance sheet. These loans are reported as a separate component of “commercial and industrial” loans in the table below.

The principal categories of loans receivable and loans held-for-sale are as follows:

December 31, (in thousands)	2022	2021
Residential 1-4 family	$428,486	$373,131
Residential 5+ multifamily	80,400	52,325
Construction of residential 1-4 family	22,534	19,738
Home equity lines of credit	25,699	23,270
Residential real estate	557,119	468,464
Commercial	374,281	310,923
Construction of commercial	46,866	58,838
Commercial real estate	421,147	369,761
Farm land	4,081	2,807
Vacant land	14,440	14,182
Real estate secured	996,787	855,214
Commercial and industrial ex PPP loans	190,191	169,543
PPP loans	299	25,589
Commercial & industrial – Total	190,490	195,132
Municipal	19,693	16,534
Consumer	20,546	12,547
Loans receivable, gross	1,227,516	1,079,427
Deferred loan origination fees and costs, net	1,001	285
Allowance for loan losses	(14,846)	(12,962)
Loans receivable, net	$1,213,671	$1,066,750
Loans receivable, net ex PPP loans	$1,213,372	$1,041,161
Loans Held-for-sale
Residential 1-4 family	$—	$2,684

The composition of loans receivable by forecasted maturity distribution is as follows:

December 31, 2022 (in thousands)	Within 1 year	Within 2-5 years	After 5 years	Total
Residential	$604	$10,702	$520,114	$531,420
Home equity lines of credit	4	168	25,527	25,699
Commercial	2,421	49,746	322,114	374,281
Construction of commercial	17,088	15,278	14,500	46,866
Land	8,349	1,659	8,513	18,521
Real estate secured	28,466	77,553	890,768	996,787
Commercial and industrial	15,348	28,864	146,278	190,490
Municipal	11,136	1,476	7,081	19,693
Consumer	173	1,491	18,882	20,546
Loans receivable, gross	$55,123	$109,384	$1,063,009	$1,227,516

The composition of loans receivable with either fixed, variable or adjustable interest rates is as follows:

December 31, 2022 (in thousands)	Fixed interest rates	Variable or adjustable interest rates	Total Loans
Residential	$288,595	$242,825	$531,420
Home equity lines of credit	—	25,699	25,699
Commercial	87,280	287,001	374,281
Construction of commercial	15,310	31,556	46,866
Land	9,132	9,389	18,521
Real estate secured	400,317	596,470	996,787
Commercial and industrial	104,504	85,986	190,490
Municipal	18,327	1,366	19,693
Consumer	2,697	17,849	20,546
Loans receivable, gross	$525,845	$701,671	$1,227,516
Percentage of Total	42.8%	57.2%	100.0%

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

Past Due Loans

Loans past due 30 days or more decreased $1.2 million during 2022 to $1.5 million, or 0.12% of gross loans receivable at December 31, 2022, compared with $2.6 million, or 0.24% of gross loans receivable at December 31, 2021. The decline in past due loans from year end 2021 primarily reflected the sale and charge-off of certain loans during the twelve-month period ending December 31, 2022.

The components of loans past due 30 days or greater are as follows:

(in thousands)	2022	2021
Past due 30-59 days	$1,195	$751
Past due 60-89 days	115	590
Past due 90-179 days	—	1
Past due 180 days and over	—	10
Accruing loans	1,310	1,352
Past due 30-59 days	68	14
Past due 60-89 days	—	—
Past due 90-179 days	90	63
Past due 180 days and over	15	1,213
Non-accrual loans	173	1,290
Total loans past due 30 days and over	$1,483	$2,642

Credit Quality Segments

Salisbury categorizes loans receivable into the following credit quality segments.

•	Impaired loans consist of all non-accrual loans and troubled debt restructured loans, and represent loans for which it is probable that Salisbury will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreements.
•	Non-accrual loans, a sub-set of impaired loans, are loans for which the accrual of interest has been discontinued because, in the opinion of management, full collection of principal or interest is unlikely.
•	Non-performing loans consist of non-accrual loans, and accruing loans past due 90 days and over that are well collateralized, in the process of collection and where full collection of principal and interest is reasonably assured. Non-performing assets consist of non-performing loans plus real estate acquired in settlement of loans.
•	Troubled debt restructured loans are loans for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments, extension of maturity dates, or reduction of principal balance or accrued interest, have been granted due to a borrower’s financial condition. Loan restructuring is employed when management believes the granting of a concession will increase the probability of the full or partial collection of principal and interest.
•	Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired.

Non-Performing Assets

Non-performing assets decreased $1.5 million to $2.7 million at December 31, 2022, or 0.17% of assets, from $4.2 million or 0.27% of assets at December 31, 2021. The decrease in non-performing assets resulted primarily from the sale and charge-off of $2.0 million of non-performing loans and $0.4 million of loan payments, which were partially offset by the downgrade of $0.9 million of loans during 2022.

The components of non-performing assets are as follows:

December 31, (in thousands)	2022	2021
Residential 1-4 family	$820	$750
Residential 5+ multifamily	—	861
Home equity lines of credit	—	21
Commercial	1,255	1,924
Farm land	393	432
Vacant land	—	—
Real estate secured	2,468	3,988
Commercial and industrial	189	200
Consumer	5	—
Non-accrual loans	2,662	4,188
Accruing loans past due 90 days and over	—	11
Non-performing loans	2,662	4,199
Foreclosed assets	—	—
Non-performing assets	$2,662	$4,199

Reductions in interest income associated with non-accrual loans are as follows:

Years ended December 31, (in thousands)	2022	2021
Income in accordance with original terms	$151	$418
Income recognized	25	7
Reduction in interest income	$126	$411

The past due status of non-performing loans is as follows:

December 31, (in thousands)	2022	2021
Current	$2,490	$2,898
Past due 30-59 days	67	14
Past due 60-89 days	—	—
Past due 90-179 days	90	64
Past due 180 days and over	15	1,223
Total non-performing loans	$2,662	$4,199

At December 31, 2022, 93.50% of non-performing loans were current with respect to loan payments, compared with 69.02% at December 31, 2021. Loans past due 180 days and over are substantially all mortgage loans in the process of foreclosure or litigation.

Salisbury endeavors to work constructively to resolve its non-performing loan issues with customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral.

Troubled Debt Restructured Loans

Troubled debt restructured loans decreased $2.2 million in 2022 to $2.7 million, or 0.22% of gross loans receivable, from $5.0 million, or 0.46% of gross loans receivable at December 31, 2021. The reduction in loan balance from year end 2021 primarily reflected the sale and charge-off of certain loans and loan payments during the twelve month period ended December 31, 2022. The components of troubled debt restructured loans are as follows:

December 31, (in thousands)	2022	2021
Residential 1-4 family	$1,289	$1,824
Residential 5+ multifamily	78	87
Commercial	1,303	1,622
Real estate secured	2,670	3,533
Commercial and industrial	—	76
Accruing troubled debt restructured loans	2,670	3,609
Residential 1-4 family	67	256
Residential 5+ multifamily	—	861
Vacant land	—	—
Commercial	—	233
Real estate secured	67	1,350
Commercial and Industrial	—	—
Non-accrual troubled debt restructured loans	67	1,350
Troubled debt restructured loans	$2,737	$4,959

The past due status of troubled debt restructured loans is as follows:

December 31, (in thousands)	2022	2021
Current	$2,670	$3,540
Past due 30-59 days	—	37
Past due 60-89 days	—	32
Accruing troubled debt restructured loans	2,670	3,609
Current	—	414
Past due 30-59 days	67	—
Past due 180 days and over	—	936
Non-accrual troubled debt restructured loans	67	1,350
Total troubled debt restructured loans	$2,737	$4,959

At December 31, 2022, 97.55% of troubled debt restructured loans were current with respect to loan payments, as compared with 79.73% at December 31, 2021. As of December 31, 2022 and 2021, there were specific reserves on troubled debt restructured loans amounting to $22 thousand and $31 thousand, respectively.

Potential Problem Loans

Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired. Potential problem loans decreased $18.9 million during 2022 to $6.1 million, or 0.49% of gross loans receivable at December 31, 2022, compared with $25.0 million, or 2.32% of gross loans receivable at December 31, 2021. The decrease primarily reflected internal credit risk rating upgrades on loans to businesses primarily in the hospitality, health care and entertainment and recreation industries which were previously downgraded due to concerns over the impact of COVID-19. These businesses have demonstrated a return to pre-pandemic levels of activity and liquidity, warranting the improvement in risk rating. The decrease in potential problem loans also reflected the sale of certain loans during 2022. The components of potential problem loans were as follows:

December 31, (in thousands)	2022	2021
Residential 1-4 family	$589	$999
Residential 5+ multifamily	—	709
Home equity lines of credit	—	—
Residential real estate	589	1,708
Commercial	4,129	20,998
Construction of commercial	—	—
Commercial real estate	4,129	20,998
Farm land	—	—
Real estate secured	4,718	22,706
Commercial and industrial	1,353	2,310
Consumer	5	—
Total potential problem loans	$6,076	$25,016

The past due status of potential problem loans was as follows:

December 31, (in thousands)	2022	2021
Current	$6,056	$24,977
Past due 30-59 days	—	23
Past due 60-89 days	20	16
Past due 90-179 days	—	—
Total potential problem loans	$6,076	$25,016

At December 31, 2022, 99.67% of potential problem loans were current with respect to loan payments, as compared with 99.84% at December 31, 2021. Management cannot predict the extent to which economic or other factors may impact such borrowers’ future payment capacity, and there can be no assurance that such loans will not be placed on nonaccrual status, restructured, or require increased provisions for loan losses.

Deposits and Borrowings

Deposits increased $22.2 million, or 1.7%, during 2022, to $1.36 billion at December 31, 2022, compared with $1.34 billion at December 31, 2021. Deposit balances at year end 2022 included $40.0 million from an independent third party and are held in a business money market account. These funds, similar to other deposits, were utilized by Salisbury to fund loan growth. Retail repurchase agreements decreased $4.2 million, or 36.8%, to $7.2 million at December 31, 2022, compared with $11.4 million at December 31, 2021.

The distribution of average total deposits by account type was as follows:

	December 31, 2022			December 31, 2021
(in thousands)	Average Balance	Percent	Weighted Average	Average Balance	Percent	Weighted Average
Demand deposits	$395,848	30.01%	0.00%	$366,926	29.28%	0.00%
Interest-bearing checking accounts	231,970	17.59	0.18	224,763	17.93	0.19
Regular savings accounts	240,695	18.25	0.26	215,300	17.18	0.11
Money market savings	318,302	24.13	0.49	315,469	25.17	0.17
Certificates of deposit	132,192	10.02	0.84	130,879	10.44	0.72
Total deposits	$1,319,007	100.00%	0.28%	$1,253,337	100.00%	0.17%

The total deposit accounts greater than the federally insured limit of $250,000 amounted to $567million and $531 million as of December 31, 2022 and 2021, respectively.

The classification of certificates of deposit by interest rates was as follows:

	At December 31,
Interest rates	2022	2021
Less than 1.00%	$104,261	$97,099
1.00% to 1.99%	11,739	14,919
2.00% to 2.99%	19,907	6,493
3.00% to 3.99%	17,463	498
Total	$153,370	$119,009

The distribution of certificates of deposit by interest rate and maturity was as follows:

	At December 31, 2022
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$87,011	$8,462	$4,356	$4,432	$104,261	67.98%
1.00% to 1.99%	7,059	3,759	921	—	11,739	7.65
2.00% to 2.99%	8,138	9,272	2,497	—	19,907	12.98
3.00% to 3.99%	8,671	8,792	—	—	17,463	11.39
Total	$110,879	$30,285	$7,774	$4,432	$153,370	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100 thousand or more were as follows:

December 31, 2022 (in thousands)	Within 3 months	Within 3-6 months	Within 6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$54,231	$8,502	$22,334	$25,672	$110,739

FHLBB advances increased $2.3 million during 2022 to $10.0 million at December 31, 2022, compared with $7.7 million at December 31, 2021. The increase primarily reflected a purchase of an advance offset by the maturities and principal payments on amortizing advances. Salisbury also has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts. These letters of credit are secured primarily by residential mortgage loans. The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding. At year end 2022 and 2021, Salisbury had $20.0 million of outstanding letters of credit with FHLBB. At December 31, 2022, Salisbury’s excess borrowing capacity at the FHLBB was $241.3 million compared with $250.9 million at December 31, 2021.

The following table sets forth certain information concerning short-term FHLBB advances:

December 31, (dollars in thousands)	2022	2021
Highest month-end balance during period	$10,000	$—
Ending balance	10,000	—
Average balance during period	1,041	—

Subordinated Debentures

Subordinated debentures totaled $24.5 million at December 31, 2022, which includes $469 thousand of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 3.80%.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, Salisbury enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2022 include operating leases, capital leases, contractual purchases and certain other benefit plans. For further discussion regarding leases see Note 5 to the Consolidated Financial Statements.

The accompanying table summarizes Salisbury’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2022. Salisbury’s lending-related financial instruments include commitments that have maturities over one year. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in Salisbury’s Consolidated Balance Sheets and include deposits, FHLBB advances and repurchase agreements that settle within standard market timeframes.

December 31, 2022 (in thousands)	Within	Within	Within	After
By Remaining Maturity	1 year	1-3 years	4-5 years	5 years	Total
Residential	$789	$—	$335	$38,611	$39,735
Home equity lines of credit	500	250	—	34,207	34,957
Commercial	4,446	22,925	3,734	13,251	44,356
Land	551	—	—	196	747
Real estate secured	6,286	23,175	4,069	86,265	119,795
Commercial and industrial	31,489	2,015	11,473	84,785	129,762
Municipal	2,288	—	—	250	2,538
Consumer	253	—	—	4,979	5,232
Unadvanced portions of loans	40,316	25,190	15,542	176,279	257,327
Commitments to originate loans	48,711	—	—	—	48,711
Standby letters of credit	776	—	—	1	777
Total	$89,803	$25,190	$15,542	$176,280	$306,815

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

Operating activities for 2022 provided net cash of $27.4 million. Investing activities utilized net cash of $168.7 million, principally from purchases of securities of $54.2 million, net loan originations and principal collections of $152.2 million, an investment of $2.5 million in BOLI, capital expenditures of $0.8 million and the investment and reinvestment in mutual funds of $1.2 million, offset by sales, calls, and maturities of securities of $41.3 million, proceeds from the redemption of FHLBB stock of $0.1 million, and proceeds from insurance policies of $0.7 million. Financing activities provided net cash of $16.5 million, principally from a net increase in deposits of $22.2 million, short term FHLB advances of $10.0 million and proceeds from the exercising of stock options of $0.2 million, partly off-set by a decrease of $4.2 million in securities sold under agreements to repurchase, payments of $1.7 million on FHLBB amortizing long-term advances, repayment of long-term FHLBB advances of $6.0 million, common stock dividends of $3.7 million and other activity of $0.2 million.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity decreased $8.2 million, or 6.0%, in 2022 to $128.4 million at December 31, 2022. The decline was driven by unrealized losses in Salisbury’s AFS portfolio of $21.6 million, due to the significant increase in market interest rates during 2022, and common stock dividends declared of $3.7 million, partially offset by net income of $15.9 million and other activity of $1.2 million. The unrealized losses in the AFS portfolio do not affect the Bank’s regulatory capital ratios.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under current regulatory definitions, the Bank meets all capital adequacy requirements to which it is subject and the Bank is considered to be well-capitalized. As a result, the Bank pays lower federal deposit insurance premiums than those banks that are not “well capitalized.” Requirements for classification as a well-capitalized institution and for minimum capital adequacy along with the Bank's regulatory capital ratios are as follows at December 31, 2022 and 2021 under the regulatory capital rules then in effect:

	Minimum Capital Adequacy Requirement		Minimum Ratios to be Well Capitalized		Actual Bank Ratios
	2022	2021	2022	2021	2022	2021
Total Capital (to risk-weighted assets)	8.00%	8.00%	10.00%	10.00%	13.43%	14.08%
Common Equity Tier 1 Capital	4.50	4.50	6.50	6.50	12.24	12.87
Tier 1 Capital (to risk-weighted assets)	6.00	6.00	8.00	8.00	12.24	12.87
Tier 1 Capital (to average assets)	4.00	4.00	5.00	5.00	9.99	9.42

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

As of December 31, 2022, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Stock Repurchase Plan

On March 23, 2022 Salisbury announced that its Board of Directors renewed its share repurchase program that was established in March 2021. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over a period of the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares over the next twelve (12) months. Salisbury did not repurchase any shares during the twelve-month period ended December 31, 2022.

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

Dividends

During 2022 Salisbury declared and paid four quarterly common stock dividends of $0.16 per common share each quarter totaling $3.7 million. In 2021, Salisbury declared and paid quarterly common stock dividends of $0.14 in first quarter, $0.15 in second quarter, and $0.16 in third and fourth quarter, respectively, totaling $3.5 million. On January 25, 2023, the Board of Directors of Salisbury declared a common stock dividend of $0.16 per common share payable on February 24, 2023 to shareholders of record on February 10, 2023. Common stock dividends, when declared, will generally be paid the last business day of February, May, August and November, although Salisbury is not obligated to pay dividends on those dates or at any other time.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s December 31, 2022 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into consideration the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At December 31, 2022, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 400 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 300 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – the yield curve is assumed to rise in the early part of 2023 before flattening out declining toward the latter part of 2023 and into 2024. The Federal Funds rate increases to 5.50% by March 2023 and remains flat until a projected 0.25% rate cut in December 2023 and another 0.75% in rate cuts throughout 2024. In the first quarter of 2023, the two year, five year, and 10 year treasury are projected to increase by 0.80%, 0.70%, and 0.70%, respectively. In the final nine months of 2023, the two year, five year, and 10 year treasury increase by 0.20%, 0.80%, and 0.80%, respectively. In 2024, the two year, five year, and 10 year treasury decline by 0.65%, 0.45%, and 0.25%, respectively. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of December 31, 2022, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of December 31, 2022.

December 31, 2022	Months 1-12	Months 13-24
Immediately rising interest rates + 200bp (static growth assumptions)	(3.0%)	1.3%
Immediately rising interest rates + 100bp (static growth assumptions)	(1.3)	0.9
Immediately falling interest rates - 100bp (static growth assumptions)	(1.5)	(3.9)
Immediately falling interest rates - 200bp (static growth assumptions)	(4.8)	(10.1)

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

As of December 31, 2022 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(682)	$(1,330)
U.S. Government agency notes	(874)	(1,640)
Municipal bonds	(3,345)	(6,457)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(2,882)	(5,632)
Collateralized mortgage obligations
U.S. Government agencies	(1,396)	(2,800)
Corporate bonds	(457)	(863)
Total available-for-sale debt securities	$(9,636)	$(18,722)

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms (PCAOB ID 231)	39
Consolidated Balance Sheets	41
Consolidated Statements of Income	42
Consolidated Statements of Comprehensive Income	43
Consolidated Statements of Changes in Shareholders' Equity	43
Consolidated Statements of Cash Flows	44-45
Notes to Consolidated Financial Statements	46-80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Salisbury Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salisbury Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – General Reserve Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements, the Company has recorded an allowance for loan losses (ALL) in the amount of $14.8 million as of December 31, 2022, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date. The ALL at December 31, 2022, consists of two components: the ALL individually evaluated for impairment (specific reserves), representing $22 thousand, and the ALL collectively evaluated for impairment (general reserves), representing $14.8 million. The ALL is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by loan charge-offs. The general reserve component is based on a quantitative and qualitative analysis, whereby qualitative adjustments are applied to historical loss rates by loan segment. The development of the qualitative adjustments involves significant and subjective assumptions which require a high degree of judgment relating to general economic conditions and other qualitative risk factors – both internal and external to the Company.

General reserve factors are based on specific quantitative and qualitative criteria representing key sources of risk within the loan portfolio. Such sources of risk include those relating to: changes in lending policies and procedures; changes in national and local economic and business conditions and developments; changes in the nature and volume of the loan portfolio; changes in lending management and staff; trends in past due, classified, nonaccrual, and other loan categories; changes in the Company’s loan review system and oversight; changes in collateral values; credit concentration risk; and the competitive environment.

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

How the Critical Audit Matter was addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over the evaluation of the general reserve qualitative adjustments, including controls addressing:
o	Management’s review of the accuracy of data inputs used in the determination of and as the basis for the qualitative adjustments; and
o	Management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative adjustments for the general reserve.
•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the general reserve qualitative adjustments, which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors; and
o	Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments and the resulting allocation to the ALL. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.

/s/ Baker Newman & Noyes LLC

Portsmouth, New Hampshire

March 10, 2023

We have served as the Company’s auditor consecutively since 2015.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

December 31, (dollars in thousands, except share and per share amounts)	2022	2021
ASSETS
Cash and due from banks	$5,864	$6,404
Interest bearing demand deposits with other banks	44,675	168,931
Total cash and cash equivalents	50,539	175,335
Interest bearing Time Deposits with Financial Institutions	—	750
Securities
Available-for-sale at fair value	187,410	202,396
Mutual funds at fair value	1,933	901
Federal Home Loan Bank of Boston stock at cost	1,285	1,397
Loans held-for-sale	—	2,684
Loans receivable, net (allowance for loan losses: $14,846 and $12,962)	1,213,671	1,066,750
Bank premises and equipment, net	22,148	22,625
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,654 and $5,463)	227	418
Accrued interest receivable	6,797	6,260
Cash surrender value of life insurance policies	30,379	27,738
Deferred taxes	8,492	2,588
Other assets	4,886	5,527
Total Assets	$1,541,582	$1,529,184
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$395,994	$416,073
Demand (interest bearing)	231,486	233,600
Money market	343,965	330,436
Savings and other	233,578	237,075
Certificates of deposit	153,370	119,009
Total deposits	1,358,393	1,336,193
Repurchase agreements	7,228	11,430
Federal Home Loan Bank of Boston advances	10,000	7,656
Subordinated debt	24,531	24,474
Note payable	128	170
Finance lease obligations	4,262	4,107
Accrued interest and other liabilities	8,685	8,554
Total Liabilities	1,413,227	1,392,584
Shareholders' Equity [1]
Common stock - $0.10 per share par value
Authorized: 10,000,000;
Issued: 5,798,816 and 5,723,394
Outstanding: 5,798,816 and 5,723,394	580	286
Unearned compensation – restricted stock awards	(1,144)	(925)
Paid-in capital	47,466	46,374
Retained earnings	102,178	89,995
Accumulated other comprehensive (loss) income, net	(20,725)	870
Total Shareholders' Equity	128,355	136,600
Total Liabilities and Shareholders' Equity	$1,541,582	$1,529,184

1 The number of shares and per share amounts for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30, 2022.

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (in thousands except per share amounts)	2022	2021	2020
Interest and dividend income
Interest and fees on loans	$44,874	$41,080	$40,796
Interest on debt securities
Taxable	3,479	2,048	1,671
Tax exempt	787	697	672
Other interest and dividends	871	247	295
Total interest and dividend income	50,011	44,072	43,434
Interest expense
Deposits	3,724	2,160	3,890
Repurchase agreements	30	16	20
Finance lease	163	136	141
Note payable	9	11	14
Subordinated debt	932	1,000	618
Federal Home Loan Bank of Boston advances	114	125	605
Total interest expense	4,972	3,448	5,288
Net interest and dividend income	45,039	40,624	38,146
Provision (release) for loan losses	2,683	(720)	5,038
Net interest and dividend income after provision (release) for loan losses	42,356	41,344	33,108
Non-interest income
Trust and wealth advisory	4,887	4,970	4,194
Service charges and fees	5,299	4,822	3,072
Mortgage banking activities, net	556	1,000	1,621
(Losses) gains on mutual funds	(120)	(26)	19
Gains on securities, net	165	(2)	196
Bank-owned life insurance (“BOLI”) income	717	556	495
Gain on bank-owned life insurance	89	—	601
Gain on sale of assets	—	73	—
Other	109	107	125
Total non-interest income	11,702	11,500	10,323
Non-interest expense
Salaries	14,932	13,417	11,828
Employee benefits	5,125	5,023	4,533
Premises and equipment	4,281	4,114	4,019
Write-down of assets	3	144	—
Information processing and services	2,795	2,441	2,211
Professional fees	3,218	2,779	2,741
Collections, OREO, and loan related	376	455	323
FDIC insurance	526	541	466
Marketing and community support	822	881	573
Amortization of intangibles	191	256	321
Other	2,376	2,053	2,023
Total non-interest expense	34,645	32,104	29,038
Income before income taxes	19,413	20,740	14,393
Income tax provision	3,539	4,267	2,453
Net income	$15,874	$16,473	$11,940
Net income available to common shareholders	$15,598	$16,225	$11,775
Basic earnings per common share[1]	$2.75	$2.88	$2.11
Diluted earnings per common share[1]	$2.74	$2.86	$2.10
Common dividends per share[1]	$0.64	$0.61	$0.58

1 The number of shares and per share amounts for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30, 2022.

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years ended December 31, (in thousands)	2022	2021	2020
Net income	$15,874	$16,473	$11,940
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	(27,171)	(2,701)	2,280
Reclassification of net realized (gains) losses in net income	(165)	2	(196)
Unrealized (losses) gains on securities available-for-sale	(27,336)	(2,699)	2,084
Income tax benefit (expense)	5,741	565	(437)
Unrealized (losses) gains on securities available-for-sale, net of tax	(21,595)	(2,134)	1,647
Other comprehensive (loss) income, net of tax	(21,595)	(2,134)	1,647
Comprehensive (loss) income	$(5,721)	$14,339	$13,587

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands,	Common Stock		Paid-in	Retained	Unearned compensation- restricted stock	Accumulated other comp- rehensive (loss)	Total share-holders'
except share amounts)	Shares[1]	Amount	capital	earnings	awards	income	equity
Balances at December 31, 2019	5,651,824	$283	$44,490	$68,320	$(795)	$1,357	$113,655
Net income for year	—	—	—	11,940	—	—	11,940
Other comprehensive income, net of tax	—	—	—	—	—	1,647	1,647
Common stock dividends declared ($0.58 per share)	—	—	—	(3,286)	—	—	(3,286)
Stock options exercised	6,210	—	53	—	—	—	53
Issuance of restricted common stock	24,550	1	439	—	(440)	—	—
Forfeiture of restricted common stock	(2,400)	—	(50)	—	50	—	—
Issuance of directors restricted stock awards	6,400	—	114	—	(114)	—	—
Stock based compensation-restricted stock awards	—	—	218	—	525	—	743
Balances at December 31, 2020	5,686,584	$284	$45,264	$76,974	$(774)	$3,004	$124,752
Net income for year	—	—	—	16,473	—	—	16,473
Other comprehensive loss, net of tax	—	—	—	—	—	(2,134)	(2,134)
Common stock dividends declared ($0.61 per share)	—	—	—	(3,452)	—	—	(3,452)
Stock options exercised	3,510	1	30	—	—	—	31
Issuance of restricted common stock	27,700	1	623	—	(624)	—	—
Issuance of directors restricted stock awards	5,600	—	126	—	(126)	—	—
Stock based compensation-restricted stock awards	—	—	331	—	599	—	930
Balances at December 31, 2021	5,723,394	$286	$46,374	$89,995	$(925)	$870	$136,600
Net income for year	—	—	—	15,874	—	—	15,874
Other comprehensive loss, net of tax	—	—	—	—	—	(21,595)	(21,595)
Common stock dividends declared ($0.64 per share)	—	—	—	(3,691)	—	—	(3,691)
Stock options exercised	25,920	3	219	—	—	—	222
Issuance of restricted common stock	28,700	2	811	—	(813)	—	—
Issuance of directors restricted stock awards	7,980	—	205	—	(205)	—	—
Vesting of performance restricted stock units	12,900	—	—	—	—	—	—
Net settlement impact for vesting of performance restricted stock units	(78)	—	(183)	—	—	—	(183)
Transfer due to 2-for-1 forward stock split	—	289	(289)	—	—	—	—
Stock based compensation-restricted stock awards	—	—	329	—	799	—	1,128
Balances at December 31, 2022	5,798,816	$580	$47,466	$102,178	$(1,144)	$(20,725)	$128,355

1 The number of shares and per share amounts for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30, 2022.

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (in thousands)	2022	2021	2020
Operating Activities
Net income	$15,874	$16,473	$11,940
Adjustments to reconcile net income to net cash provided by operating activities
(Accretion), amortization and depreciation
Securities	1,429	1,125	548
Bank premises and equipment	1,612	1,515	1,426
Core deposit intangible	191	256	321
Amortization of modification fees on Federal Home Loan Bank of Boston advances	21	22	70
Subordinated debt issuance costs	57	173	24
Mortgage servicing rights	140	235	151
Fair value adjustment on deposits	—	—	(4)
(Gains) and losses, including write-downs
Sales and calls of securities available-for-sale, net	(165)	2	(196)
Sales of loans, excluding capitalized servicing rights	(304)	(697)	(1,204)
Mutual Funds	120	26	(19)
Other real estate owned	—	—	—
Disposals of premises and equipment	3	71	—
Gain on redemption of bank owned life insurance	(89)	—	(601)
Provision (release) for loan losses	2,683	(720)	5,038
Proceeds from loans sold	11,382	34,561	59,786
Loans originated for sale	(5,135)	(33,813)	(60,985)
(Increase) decrease in deferred loan origination fees and costs, net	(716)	(657)	1,734
Mortgage servicing rights originated	(70)	(314)	(534)
(Decrease) increase in mortgage servicing rights impairment reserve	—	(9)	9
(Increase) decrease in interest receivable	(537)	113	(2,958)
Deferred tax (benefit) expense	(163)	389	(1,600)
Decrease (increase) in prepaid expenses	254	(337)	393
Increase in cash surrender value of life insurance policies	(717)	(556)	(495)
Decrease (increase) in income tax receivable	452	(450)	—
Increase (decrease) in income tax payable	37	(320)	83
Increase in other assets	(135)	(529)	(52)
Increase in accrued expenses	99	409	327
Increase (decrease) in interest payable	161	6	(35)
(Decrease) increase in other liabilities	(166)	144	(107)
Stock based compensation-restricted stock awards	1,128	930	743
Net cash provided by operating activities	27,446	18,048	13,803
Investing Activities
Redemptions of Federal Home Loan Bank of Boston stock, net	112	316	1,529
Purchases of securities available-for-sale	(54,176)	(145,297)	(37,392)
Maturity of interest-bearing time deposits with financial institutions	750	—	—
Proceeds from sales of securities available-for-sale	21,716	3,311	15,589
Proceeds from calls of securities available-for-sale	1,500	9,500	655
Proceeds from maturities of securities available-for-sale	17,346	24,675	16,270
Investment and reinvestment - Mutual Funds	(1,152)	(10)	(16)
Loan originations and principal collections, net	(152,194)	(37,844)	(107,420)
Recoveries of loans previously charged off	47	209	323
Proceeds from sale/ disposal of premises and equipment	—	248	—
Proceeds from sales of other real estate owned	—	—	314
Capital expenditures	(849)	(2,314)	(4,367)
Purchase of bank owned life insurance	(2,507)	(6,000)	(3,500)
Death benefit proceeds received	672	—	3,994
Net cash utilized by investing activities	$(168,735)	$(153,206)	$(114,021)

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, (in thousands)	2022	2021	2020
Financing Activities
(Decrease) increase in deposit transaction accounts, net	$(12,161)	$219,624	$205,778
Increase (decrease) in time deposits, net	34,361	(12,505)	3,794
(Decrease) increase in securities sold under agreements to repurchase, net	(4,202)	4,314	(1,414)
Short-term Federal Home Loan Bank of Boston advances, net	10,000	—	(21,000)
Long-term Federal Home Loan Bank of Boston advances	—	—	6,000
Long-term Federal Home Loan Bank of Boston repayments	(6,000)	—	(30,000)
Amortizing Federal Home Loan Bank of Boston advances	—	—	10,000
Amortizing Federal Home Loan Bank of Boston repayments	(1,677)	(5,005)	(3,318)
Issuance of Sub Debt, net of issuance costs	—	24,418	—
Repayment of Sub Debt	—	(10,000)	—
Principal payments on note payable	(42)	(38)	(38)
Decrease in finance lease obligation	(134)	(56)	(74)
Stock options exercised	222	31	53
Net settlement of restricted stock units	(183)	—	—
Common stock dividends paid	(3,691)	(3,452)	(3,286)
Net cash provided by financing activities	16,493	217,331	166,495
Net (decrease) increase in cash and cash equivalents	(124,796)	82,173	66,277
Cash and cash equivalents, beginning of year	175,335	93,162	26,885
Cash and cash equivalents, end of year	$50,539	$175,335	$93,162
Cash paid during year
Interest	$4,733	$3,247	$5,233
Income taxes	3,213	4,648	3,970
Non-cash investing and financing activities:
New Finance Lease or amendments to Finance Lease
Fixed Asset	289	2,490	—
Lease liability	(289)	(2,490)	—
Transfers from Fixed Assets to Other Assets	—	700	—
Loan transfers to Held for Sale	3,909	—	—
Loans transferred from Held for Sale to loans Held for Investment	(650)	—	—
Extension of operating lease-other assets	—	—	29
Extension of operating lease-other liabilities	—	—	(29)

The accompanying notes are an integral part of these audited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) is the bank holding company for Salisbury Bank (the “Bank”), a State chartered commercial bank. Salisbury's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is Salisbury's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured commercial bank headquartered in Lakeville, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through fourteen full-service offices located in the Counties of Litchfield Connecticut, Berkshire, Massachusetts and Dutchess, Orange and Ulster, New York and through its internet website (salisburybank.com).

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

Certain reclassifications have been made to the 2021 and 2020 consolidated financial statements to make them consistent with the 2022 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks and interest-bearing demand deposits in other banks. For purposes of reporting the consolidated statements of cash flows, the Company considers all cash and due from bank accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments purchased with a maturity of three months or less, to be cash equivalents. Due to the nature of cash and cash equivalents, Salisbury estimated that the carrying amount of such instruments approximated fair value. The nature of the Bank’s business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. At December 31, 2022, the balance of those funds exceeding federally insured limits was $1.9 million. The Bank has not experienced any losses on such amounts and all amounts are maintained with well-capitalized institutions.

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

Mutual Funds

The Company holds mutual fund investments which are reported as an equity investment with a readily determined fair value. Changes in the fair value of the mutual funds holding are reported in income as gains (losses) on mutual funds with a corresponding increase or decrease in its carrying value on the consolidated balance sheet.

Federal Home Loan Bank of Boston Stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2022. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

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

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of the pandemic, a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at December 31, 2022.

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

The allowance for loan losses is computed by segregating the portfolio into three components: (1) loans collectively evaluated for impairment: general loss allocation factors for non-impaired loans based on loan product, collateral type and abundance, loan risk rating, historical loss experience, delinquency factors and other similar economic indicators, (2) loans individually evaluated for impairment: individual loss allocations for loans deemed to be impaired based on discounted cash flows, Fair Martlet Value approach or collateral value, and (3) an unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Commercial real estate - Loans in this segment are primarily owner-occupied businesses or income-producing investment properties throughout Salisbury’s market area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by decreased sales or increased vacancy rates which, in turn, will have an effect on the credit quality in this segment. For commercial loans, management annually obtains business and personal financial statements, tax returns, and, where applicable, rent rolls, and continually monitors the repayment of these loans.

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

Mortgage Servicing Rights

As part of our growth and risk management strategy, Salisbury from time to time sells whole loans. These are typically fixed rate residential loans. Salisbury’s ability to sell whole loans benefits the Bank by freeing up capital and funding to lend to new customers. Additionally, Salisbury typically earns a gain on the sale of loans sold and receive a servicing fee while maintaining the customer relationship. Mortgage Servicing Rights (“MSRs”), which the bank evaluates with the assistance of a third party on a quarterly basis, are included in other assets on the consolidated balance sheets and are accounted for under the amortization method. Under that method mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Refinance activities are considered in estimating the period of net servicing revenues.

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

As of December 31, 2022, and 2021, there were no residential mortgage loans collateralized by residential real estate that were in the process of foreclosure.

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

Bank Premises and Equipment

Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the related leases. Guidelines for expected useful life are as follows:

•	Buildings/Improvements – Up to 39 years
•	Land Improvements – Up to 15 years
•	Furniture and Fixtures – Up to 7 years
•	Computer Equipment – Up to 5 years
•	Software – Up to 5 years

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in business combinations accounted for using the acquisition method of accounting. Salisbury’s intangible assets at December 31, 2022, and 2021, include goodwill of $2.4 million arising from the purchase of a branch office in 2001, $7.2 million arising from the 2004 acquisition of Canaan National Bancorp, Inc., $319 thousand arising from the 2007 purchase of a branch office in New York State, $2.7 million arising from the acquisition of Riverside Bank in December 2014 and $1.3 million from the purchase of an additional branch office in New York in 2017. See Note 9.

On an annual basis, management assesses intangible assets for impairment. For fiscal years 2022 and 2021 management performed the assessment as of November 30th to ensure that there was adequate time to review the results and record an impairment charge, if necessary, prior to finalizing the annual financial statements. There were no material changes in the Bank’s operating environment or financial results during the month of December 2022 that would have affected the outcome of the assessment. Based on the assessment, intangible assets were not impaired as of November 30, 2022. If a permanent loss in value was indicated, an impairment charge to income would have been recognized.

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

In accordance with the FASB’s fair value measurement guidance in Topic 825, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The company’s derivative contract matured in September of 2022 and no new contracts have been entered.

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

Stock Based Compensation

Stock based compensation expense is recognized, based on the fair value at the date of grant on a straight-line basis over the period of time between the grant date and vesting date. The expense for performance based restricted stock awards is accrued over a three-year performance period based on the probability of achieving pre-determined thresholds or metrics.

Advertising Expense

Advertising costs of $640 thousand and $704 thousand in 2022 and 2021, respectively, are expensed as incurred and not capitalized.

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

To estimate the ACL for loans and off-balance sheet credit exposures, such as unfunded loan commitments, Salisbury will utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate is expected to include a one-year reasonable and supportable forecast period and thereafter a two-year reversion period to the historical mean of its macroeconomic assumption. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses. Salisbury estimates that under the CECL framework, the ACL would be $15.0 million compared with the allowance for loan losses of $14.8 million reported on the consolidated balance sheet at December 31, 2022. In addition, Salisbury estimates that the ACL for unfunded commitments would be approximately $1.1 million compared with the allowance of $0.2 million recorded on its consolidated balance sheet as of December 31, 2022.

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

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848).” In 2020, the Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 —12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this ASU were effective upon issuance. Salisbury does not expect the implementation of ASU 2022-01 to have a material impact on its consolidated financial statements.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

Pending Acquisition

On December 5, 2022, Salisbury and NBT Bancorp Inc. (“NBT”) announced that they entered into a definitive agreement under which Salisbury will merge with and into NBT, with NBT as the surviving entity, in an all-stock transaction. Immediately thereafter, the Bank will merge with and into NBT Bank, with NBT Bank as the surviving bank. Under the terms of the agreement, each share of Salisbury common stock will be converted into the right to receive 0.745 shares of NBT common stock. The merger is expected to be consummated in second quarter 2023 following the approval of regulators and Salisbury shareholders. Merger-related expenses totaling $0.5 million related to this transaction were recorded in the year ended December 31, 2022.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2022
Available-for-sale
U.S. Treasury	$19,283	$—	$2,150	$17,133
U.S. Government Agency notes	29,696	94	2,636	27,154
Municipal bonds	55,179	—	8,641	46,538
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	69,866	20	8,011	61,875
Collateralized mortgage obligations:
U.S. Government agencies	25,370	—	3,434	21,936
Corporate bonds	14,250	—	1,476	12,774
Total securities available-for-sale	$213,644	$114	$26,348	$187,410
Mutual funds				$1,933
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,285	$—	$—	$1,285

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2021
Available-for-sale
U.S. Treasury	$15,301	$12	$182	$15,131
U.S. Government Agency notes	31,623	237	256	31,604
Municipal bonds	46,469	1,557	204	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	74,703	643	805	74,541
Collateralized mortgage obligations:
U.S. Government agencies	20,948	135	185	20,898
Corporate bonds	12,250	158	8	12,400
Total securities available-for-sale	$201,294	$2,742	$1,640	$202,396
Mutual fund				$901
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,397	$—	$—	$1,397

The total (losses) gains on mutual funds for the years ended December 31, 2022, 2021 and 2020 were ($120) thousand, ($26) thousand and $19 thousand, respectively, and equal the (losses) gains on mutual funds held as of the end of year since no sales occurred during those years.

Sales of securities available-for-sale and gross gains and gross losses realized are as follows:

Years ended December 31, (in thousands)	2022	2021	2020
Proceeds	$21,716	$3,311	$15,589
Gains realized	451	56	293
Losses realized	(286)	(65)	(97)
Net gains (losses) realized	165	(9)	196
Income tax provision (benefit)	35	(2)	41

The following table summarizes the aggregate fair value and gross unrealized loss of securities that have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Treasury	$6,435	$484	$10,698	$1,666	$17,133	$2,150
U.S. Government Agency notes	3,106	158	17,467	2,478	20,573	2,636
Municipal bonds	37,277	5,950	9,261	2,691	46,538	8,641
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	18,861	1,559	39,909	6,452	58,770	8,011
Collateralized mortgage obligations	14,333	1,782	7,603	1,652	21,936	3,434
Corporate bonds	11,251	1,249	1,523	227	12,774	1,476
Total temporarily impaired securities	$91,263	$11,182	$86,461	$15,166	$177,724	$26,348

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. Treasury	$12,155	$182	$—	$—	$12,155	$182
U.S. Government Agency notes	22,137	235	2,019	21	24,156	256
Municipal bonds	12,496	204	552	—	13,048	204
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	52,619	740	3,195	65	55,814	805
Collateralized mortgage obligations	11,554	185	—	—	11,554	185
Corporate bonds	1,742	8	—	—	1,742	8
Total temporarily impaired securities	$112,703	$1,554	$5,766	$86	$118,469	$1,640

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOs are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

December 31, 2022 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	After 1 year but within 5 years	$10,799	$9,838	1.29%
	After 5 year but within 10 years	8,484	7,295	1.17
	Total	19,283	17,133	1.24
U.S. Government Agency notes	After 1 year but within 5 years	6,962	6,070	1.00
	After 5 year but within 10 years	8,958	7,552	1.42
	Total	15,920	13,622	1.23
Municipal bonds	After 1 year but within 5 years	510	455	1.74
	After 5 year but within 10 years	15,283	12,407	2.31
	After 10 years but within 15 years	12,823	10,933	2.53
	After 15 years	26,563	22,743	2.84
	Total	55,179	46,538	2.61
Mortgage-backed securities, U.S. Government Agency and Collateralized mortgage obligations	Securities not due at a single maturity date	109,012	97,343	2.64
	Total	109,012	97,343	2.64
Corporate bonds	After 5 years but within 10 years	14,250	12,774	4.46
	Total	14,250	12,774	4.46
Securities available-for-sale		$213,644	$187,410	2.65%

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

The following summarizes, by security type, the basis for evaluating if the applicable debt securities were OTTI at December 31, 2022.

U.S. Treasury notes: The contractual cash flows are guaranteed by the U.S. government. Ten securities had unrealized losses at December 31, 2022, which approximated 11.15% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2022.

U.S. Government Agency notes: The contractual cash flows are guaranteed by the U.S. government. Twenty-two securities had unrealized losses at December 31, 2022, which approximated 11.36% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality since time of purchase. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2022.

Municipal bonds: Salisbury performed a detailed analysis of the municipal bond portfolio. Sixty-six securities were in an unrealized loss position at December 31, 2022, which approximated 15.66% of its amortized cost. Management believes the unrealized loss positions are attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2022.

U.S. Government agency and U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations: The contractual cash flows are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Ninety-three securities had unrealized losses at December 31, 2022, which approximated 12.42% of their amortized cost. Changes in fair values are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

Corporate bonds: Salisbury regularly monitors and analyzes its corporate bond portfolio for credit quality. Eighteen securities had unrealized losses at December 31, 2022, which approximated 10.36% of their amortized cost. Management believes the unrealized loss position is attributable to interest rate and spread movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities. Furthermore, Salisbury evaluates these securities for strategic fit and may reduce its position in these securities, although it is not more likely than not that Salisbury will be required to sell these securities before recovery of their cost basis, which may be maturity, and does not intend to sell these securities. Management evaluated the impairment status of these debt securities, and concluded that the gross unrealized losses were temporary in nature. Therefore, management does not consider these investments to be other-than temporarily impaired at December 31, 2022.

The Federal Home Loan Bank of Boston (FHLBB) is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB. No market exists for shares of the FHLBB and therefore, they are carried at par value. FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB. While the Bank currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Bank’s FHLBB stock as of December 31, 2022. Deterioration of the FHLBB’s capital levels may require the Bank to deem its restricted investment in FHLBB stock to be OTTI. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs. The Bank will continue to monitor its investment in FHLBB stock.

NOTE 4 - LOANS

The composition of loans receivable and loans held-for-sale is as follows:

December 31,	2022	2021
(in thousands)	Total Loans	Total Loans
Residential 1-4 family	$428,486	$373,131
Residential 5+ multifamily	80,400	52,325
Construction of residential 1-4 family	22,534	19,738
Home equity lines of credit	25,699	23,270
Residential real estate	557,119	468,464
Commercial	374,281	310,923
Construction of commercial	46,866	58,838
Commercial real estate	421,147	369,761
Farm land	4,081	2,807
Vacant land	14,440	14,182
Real estate secured	996,787	855,214
Commercial and industrial ex PPP Loans	190,191	169,543
PPP Loans	299	25,589
Total Commercial and industrial	190,490	195,132
Municipal	19,693	16,534
Consumer	20,546	12,547
Loans receivable, gross	1,227,516	1,079,427
Deferred loan origination costs (fees), net	1,001	285
Allowance for loan losses	(14,846)	(12,962)
Loans receivable, net	$1,213,671	$1,066,750
Loans held-for-sale
Residential 1-4 family	$—	$2,684

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

At December 31, 2022 and 2021, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $64.1 million and $77.5 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges from the economic downturn caused by the COVID-19 virus pandemic (“virus”). Approximately 31% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 10% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank’s commercial loans are to educational institutions and approximately 4% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include a ski resort, bowling alleys and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 198% as of December 31, 2022 and 179% at December 31, 2021 compared to the regulatory monitoring guideline of 300%. Salisbury’s commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors.

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

Loans rated as "substandard" (6) are loans where the Bank’s position is clearly not protected adequately by the borrower’s current net worth or payment capacity. These loans have well defined weaknesses based on objective evidence and include loans where future losses to the Bank may result if deficiencies are not corrected, and loans where the primary source of repayment such as income is diminished and the Bank must rely on the sale of collateral or other secondary sources of collection.

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

The composition of loans receivable by risk rating grade is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Residential 1-4 family	$423,612	$2,995	$1,879	$—	$—	$428,486
Residential 5+ multifamily	80,254	68	78	—	—	80,400
Construction of residential 1-4 family	22,534	—	—	—	—	22,534
Home equity lines of credit	25,536	163	—	—	—	25,699
Residential real estate	551,936	3,226	1,957	—	—	557,119
Commercial	355,963	12,934	5,384	—	—	374,281
Construction of commercial	46,866	—	—	—	—	46,866
Commercial real estate	402,829	12,934	5,384	—	—	421,147
Farm land	2,408	1,280	393	—	—	4,081
Vacant land	14,410	30	—	—	—	14,440
Real estate secured	971,583	17,470	7,734	—	—	996,787
Commercial and industrial	188,267	680	1,543	—	—	190,490
Municipal	19,693	—	—	—	—	19,693
Consumer	20,541	—	5	—	—	20,546
Loans receivable, gross	$1,200,084	$18,150	$9,282	$—	$—	$1,227,516

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Residential 1-4 family	$367,225	$3,543	$2,363	$—	$—	$373,131
Residential 5+ multifamily	50,588	79	1,658	—	—	52,325
Construction of residential 1-4 family	19,738	—	—	—	—	19,738
Home equity lines of credit	23,037	212	21	—	—	23,270
Residential real estate	460,588	3,834	4,042	—	—	468,464
Commercial	271,821	16,034	23,068	—	—	310,923
Construction of commercial	58,838	—	—	—	—	58,838
Commercial real estate	330,659	16,034	23,068	—	—	369,761
Farm land	1,162	1,214	431	—	—	2,807
Vacant land	14,143	39	—	—	—	14,182
Real estate secured	806,552	21,121	27,541	—	—	855,214
Commercial and industrial	191,857	688	2,587	—	—	195,132
Municipal	16,534	—	—	—	—	16,534
Consumer	12,547	—	—	—	—	12,547
Loans receivable, gross	$1,027,490	$21,809	$30,128	$—	$—	$1,079,427

The composition of loans receivable by delinquency status is as follows:

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 2022
Residential 1-4 family	$427,769	$672	$30	$—	$15	$717	$—	$820
Residential 5+ multifamily	80,400	—	—	—	—	—	—	—
Construction of residential 1-4 family	22,534	—	—	—	—	—	—	—
Home equity lines of credit	25,411	288	—	—	—	288	—	—
Residential real estate	556,114	960	30	—	15	1,005	—	820
Commercial	374,196	—	—	85	—	85	—	1,255
Construction of commercial	46,866	—	—	—	—	—	—	—
Commercial real estate	421,062	—	—	85	—	85	—	1,255
Farm land	4,081	—	—	—	—	—	—	393
Vacant land	14,440	—	—	—	—	—	—	—
Real estate secured	995,697	960	30	85	15	1,090	—	2,468
Commercial and industrial	190,340	149	1	—	—	150	—	189
Municipal	19,693	—	—	—	—	—	—	—
Consumer	20,303	154	84	5	—	243	—	5
Loans receivable, gross	$1,226,033	$1,263	$115	$90	$15	$1,483	$—	$2,662

		Past due
(In thousands)	Current	30-59 days	60-89 days	90-179 days	180 days and over	30 days and over	Accruing 90 days and over	Non- accrual
December 31, 201
Residential 1-4 family	$372,620	$223	$135	$63	$90	$511	$—	$750
Residential 5+ multifamily	51,464	—	—	—	861	861	—	861
Construction of residential 1-4 family	19,668	—	70	—	—	70	—	—
Home equity lines of credit	23,000	165	98	—	7	270	—	21
Residential real estate	466,752	388	303	63	958	1,712	—	1,632
Commercial	310,331	87	251	—	254	592	—	1,924
Construction of commercial	58,838	—	—	—	—	—	—	—
Commercial real estate	369,169	87	251	—	254	592	—	1,924
Farm land	2,807	—	—	—	—	—	—	432
Vacant land	14,182	—	—	—	—	—	—	—
Real estate secured	852,910	475	554	63	1,212	2,304	—	3,988
Commercial and industrial	194,838	250	32	1	11	294	11	200
Municipal	16,534	—	—	—	—	—	—	—
Consumer	12,503	40	4	—	—	44	—	—
Loans receivable, gross	$1,076,785	$765	$590	$64	$1,223	$2,642	$11	$4,188

Troubled Debt Restructurings (TDRs)

Troubled debt restructurings occurring during the years ended December 31, 2022 and 2021:

For the twelve months ended December 2022, there were no troubled debt restructurings, for the twelve months ended December 2021, there was one residential real estate loan with a modification and term extension that was a troubled debt restructuring. Salisbury currently does not have any commitments to lend additional funds to TDR loans.

The following table discloses the recorded investment and number of modifications for TDRs within the last year where a concession has been made, that then defaulted in the current reporting period. All TDR loans are included in the Impaired Loan schedule and are individually evaluated.

	Modifications that Subsequently Defaulted
	For the twelve months ending December 31, 2022		For the twelve months ending December 31, 2021
	Quantity	Balance	Quantity	Balance
Troubled Debt Restructurings
Residential 1-4 family	—	—	1	74
Total	—	—	1	74

Impaired loans

Loans individually evaluated for impairment (impaired loans) are loans for which Salisbury does not expect to collect all principal and interest in accordance with the contractual terms of the loan. Impaired loans include all modified loans classified as TDRs and loans on non-accrual status. The components of impaired loans are as follows:

December 31, (in thousands)	2022	2021
Non-accrual loans, excluding troubled debt restructured loans	$2,595	$2,838
Non-accrual troubled debt restructured loans	67	1,350
Accruing troubled debt restructured loans	2,670	3,609
Total impaired loans	$5,332	$7,797
Commitments to lend additional amounts to impaired borrowers	$—	$—

Allowance for Loan Losses

	Year Ended December 31, 2022					Year Ended December 31, 2021
(in thousands)	Beginning balance	Prov- ision (release)	Charge- offs	Reco- veries	Ending balance	Beginning balance	Prov- ision (release)	Charge- offs	Reco- veries	Ending balance
Residential 1-4 family	$2,846	$822	$(73)	$27	$3,622	$2,646	$225	$(44)	$19	$2,846
Residential 5+ multifamily	817	779	(231)	—	1,365	686	131	—	—	817
Construction of residential 1-4 family	186	42	(25)	—	203	65	121	—	—	186
Home equity lines of credit	198	53	(11)	—	240	252	(34)	(21)	1	198
Residential real estate	4,047	1,696	(340)	27	5,430	3,649	443	(65)	20	4,047
Commercial	5,416	907	(372)	1	5,952	6,546	(1,260)	(6)	136	5,416
Construction of commercial	1,025	(309)	—	—	716	596	447	(18)	—	1,025
Commercial real estate	6,441	598	(372)	1	6,668	7,142	(813)	(24)	136	6,441
Farm land	21	9	—	—	30	59	(39)	(2)	3	21
Vacant land	95	(4)	—	—	91	180	(86)	—	1	95
Real estate secured	10,604	2,299	(712)	28	12,219	11,030	(495)	(91)	160	10,604
Commercial and industrial	1,364	31	(46)	1	1,350	1,397	45	(131)	53	1,364
Municipal	31	28	—	—	59	43	(12)	—	—	31
Consumer	82	111	(88)	18	123	77	68	(59)	(4)	82
Unallocated	881	214	—	—	1,095	1,207	(326)	—	—	881
Totals	$12,962	$2,683	$(846)	$47	$14,846	$13,754	$(720)	$(281)	$209	$12,962

	December 31, 2020
(in thousands)	Beginning balance	Provision (release)	Charge-offs	Recoveries	Ending balance
Residential 1-4 family	$2,393	$255	$(11)	$9	$2,646
Residential 5+ multifamily	446	282	(42)	—	686
Construction of residential 1-4 family	75	(10)	—	—	65
Home equity lines of credit	197	(197)	—	252	252
Residential real estate	3,111	330	(53)	261	3,649
Commercial	3,742	2,776	(17)	45	6,546
Construction of commercial	104	492	—	—	596
Commercial real estate	3,846	3,268	(17)	45	7,142
Farm land	47	12	—	—	59
Vacant land	71	109	—	—	180
Real estate secured	7,075	3,719	(70)	306	11,030
Commercial and industrial	1,145	612	(362)	2	1,397
Municipal	46	(3)	—	—	43
Consumer	60	72	(70)	15	77
Unallocated	569	638	—	—	1,207
Totals	$8,895	$5,038	$(502)	$323	$13,754

The composition of loans receivable and the allowance for loan losses is as follows:

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2022
Residential 1-4 family	$426,377	$3,622	$2,109	$—	$428,486	$3,622
Residential 5+ multifamily	80,322	1,365	78	—	80,400	1,365
Construction of residential 1-4 family	22,534	203	—	—	22,534	203
Home equity lines of credit	25,699	240	—	—	25,699	240
Residential real estate	554,932	5,430	2,187	—	557,119	5,430
Commercial	371,723	5,930	2,558	22	374,281	5,952
Construction of commercial	46,866	716	—	—	46,866	716
Commercial real estate	418,589	6,646	2,558	22	421,147	6,668
Farm land	3,688	30	393	—	4,081	30
Vacant land	14,440	91	—	—	14,440	91
Real estate secured	991,649	12,197	5,138	22	996,787	12,219
Commercial and industrial	190,301	1,350	189	—	190,490	1,350
Municipal	19,693	59	—	—	19,693	59
Consumer	20,541	123	5	—	20,546	123
Unallocated allowance	—	1,095	—	—	—	1,095
Totals	$1,222,184	$14,824	$5,332	$22	$1,227,516	$14,846

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2021
Residential 1-4 family	$370,558	$2,845	$2,573	$1	$373,131	$2,846
Residential 5+ multifamily	51,376	817	949	—	52,325	817
Construction of residential 1-4 family	19,738	186	—	—	19,738	186
Home equity lines of credit	23,249	198	21	—	23,270	198
Residential real estate	464,921	4,046	3,543	1	468,464	4,047
Commercial	307,377	5,388	3,546	28	310,923	5,416
Construction of commercial	58,838	1,025	—	—	58,838	1,025
Commercial real estate	366,215	6,413	3,546	28	369,761	6,441
Farm land	2,375	21	432	—	2,807	21
Vacant land	14,182	95	—	—	14,182	95
Real estate secured	847,693	10,575	7,521	29	855,214	10,604
Commercial and industrial	194,856	1,297	276	67	195,132	1,364
Municipal	16,534	31	—	—	16,534	31
Consumer	12,547	82	—	—	12,547	82
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

The credit quality segments of loans receivable and the allowance for loan losses are as follows:

December 31, 2022 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,216,108	$13,351	$—	$—	$1,216,108	$13,351
Potential problem loans [1]	6,076	378	—	—	6,076	378
Impaired loans	—	—	5,332	22	5,332	22
Unallocated allowance	—	1,095	—	—	—	1,095
Totals	$1,222,184	$14,824	$5,332	$22	$1,227,516	$14,846

December 31, 2021 (in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
Performing loans	$1,046,614	$10,456	$—	$—	$1,046,614	$10,456
Potential problem loans [1]	25,016	1,529	—	—	25,016	1,529
Impaired loans	—	—	7,797	96	7,797	96
Unallocated allowance	—	881	—	—	—	881
Totals	$1,071,630	$12,866	$7,797	$96	$1,079,427	$12,962

1 Potential problem loans consist of performing loans that have been assigned a substandard credit risk rating and are not classified as impaired, included in this total are purchased loans net of any purchase marks remaining on the loan.

A specific valuation allowance is established for the impairment amount of each impaired loan, calculated using the present value of expected cash flows or collateral, market value approach, in accordance with the most likely means of recovery. Certain data with respect to loans individually evaluated for impairment is as follows:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2022
Residential	$—	$—	$306	$—	$—	$2,187	$2,283	$2,192	$61
Home equity lines of credit	—	—	—	—	—	—	—	8	—
Residential real estate	—	—	306	—	—	2,187	2,283	2,200	61
Commercial	559	559	604	22	30	1,999	2,148	2,308	45
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	393	443	410	—
Vacant land	—	—	—	—	—	—	—	—	—
Real estate secured	559	559	910	22	30	4,579	4,874	4,918	106
Commercial and industrial	—	—	64	—	—	189	195	88	13
Consumer	—	—	—	—	—	5	5	—	—
Totals	$559	$559	$974	$22	$30	$4,773	$5,074	$5,006	$119

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(In thousands)	Loan balance					Loan balance
	Recorded Investment	Note	Average	Specific allowance	Income recognized	Recorded Investment	Note	Average	Income recognized
December 31, 2021
Residential	$43	$44	$872	$1	$3	$3,480	$3,817	$3,689	$75
Home equity lines of credit	—	—	17	—	—	21	23	131	—
Residential real estate	43	44	889	1	3	3,501	3,840	3,820	75
Commercial	608	608	1,678	28	32	2,938	3,493	2,974	62
Construction of commercial	—	—	—	—	—	—	—	—	—
Farm land	—	—	—	—	—	431	447	440	—
Vacant land	—	—	56	—	—	—	—	45	—
Real estate secured	651	652	2,623	29	35	6,870	7,780	7,279	137
Commercial and industrial	216	224	309	67	3	60	72	90	—
Consumer	—	—	6	—	—	—	—	13	—
Totals	$867	$876	$2,938	$96	$38	$6,930	$7,852	$7,382	$137

NOTE 5 – LEASES

The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by Salisbury. The following table provides the assets and liabilities as well as the costs of operating and finance leases that are included in the Bank’s consolidated financial statements for the years ended December 31, 2022 and 2021.

($ in thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Other assets	$1,175	$1,021
Finance	Bank premises and equipment [1]	3,856	3,791
Total Leased Assets		$5,031	$4,812
Liabilities
Operating	Accrued interest and other liabilities	$1,175	$1,021
Finance	Finance lease obligations	4,262	4,107
Total lease liabilities		$5,437	$5,128

1 Net of accumulated depreciation of $720 thousand and $496 thousand, respectively.

Lease cost ($ in thousands)	Classification	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021
Operating leases	Premises and equipment	$293	$295
Finance leases:
Amortization of leased assets	Premises and equipment	223	101
Interest on finance leases	Interest expense	163	136
Total lease cost		$679	$532

Weighted Average Remaining Lease Term	December 31, 2022	December 31, 2021
Operating leases	5.9 years	6.9 years
Financing leases	21.5 years	23.5 years
Weighted Average Discount Rate [1]
Operating leases	3.63%	3.61%
Financing leases	3.74%	4.97%

1    Salisbury uses the most appropriate FHLBB Advance rates as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of December 31, 2022.

Future minimum lease payments (in thousands)	Finance Leases	Operating Leases
2023	$304	$241
2024	314	204
2025	323	213
2026	334	214
2027	344	188
Thereafter	4,624	242
Total future minimum lease payments	6,243	1,302
Less amount representing interest	(1,981)	(127)
Total present value of net future minimum lease payments	$4,262	$1,175

In December 2022, the Board of Directors voted not to extend the lease for the Company's Red Oaks Mill office in Poughkeepsie, NY. In January 2023, the Company notified regulators of its intent to close this office. The lease expires July 31, 2023.

NOTE 6 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are accounted for using the amortization method under which the servicing rights are accounted for at the lower of amortized cost or fair value. The risks inherent in mortgage servicing rights, included in other assets, relate primarily to changes in prepayments that result form shifts in mortgage interest rates. The following summarizes the activity pertaining to capitalized mortgage servicing rights and the related valuation allowance:

December 31, (in thousands)	2022	2021
Residential mortgage loans serviced for others	$133,100	$140,623
Fair value of mortgage servicing rights	1,376	1,043

Changes in mortgage servicing rights are as follows:

Years ended December 31, (in thousands)	2022	2021	2020
Mortgage Servicing Rights
Balance, beginning of period	$700	$621	$238
Originated	70	314	534
Amortization (1)	(140)	(235)	(151)
Balance, end of period	630	700	621
Valuation Allowance
Balance, beginning of period	—	(9)	—
Decrease (increase) in impairment reserve (1)	—	9	(9)
Balance, end of period	—	—	(9)
Mortgage servicing rights, net	$630	$700	$612
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage banking activities, net.

For the years ended December 31, 2022, 2021 and 2020, contractually specified mortgage servicing fee income amounted to $348 thousand, $354 thousand and $287 thousand, respectively and is classified within the mortgage banking activities, net in the accompanying consolidated statements of income.

NOTE 7 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

December 31, (in thousands)	2022	2021
Securities available-for-sale (at fair value)	$74,303	$75,737
Loans receivable (at book value)	380,787	378,845
Total pledged assets	$455,090	$454,582

At December 31, 2022, securities were pledged as follows: $66.7 million to secure public deposits, $7.6 million to secure repurchase agreements and $0.02 million to secure FHLBB advances.

NOTE 8 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

December 31, (in thousands)	2022	2021
Land	$3,277	$3,277
Buildings and improvements	18,412	18,246
Leasehold improvements	1,553	1,553
Finance leases	4,577	4,288
Furniture, fixtures, equipment and software	11,650	10,623
Fixed assets in process	—	347
Total cost	39,469	38,334
Accumulated depreciation and amortization	(17,321)	(15,709)
Bank premises and equipment, net	$22,148	$22,625

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying values of goodwill and intangible assets were as follows:

Years ended December 31, (in thousands)	2022	2021	2020
Goodwill (1)
Balance, beginning of period	$13,815	$13,815	$13,815
Additions	—	—	—
Impairment	—	—	—
Balance, end of period	$13,815	$13,815	$13,815
Core deposit intangibles
Cost, beginning of period	$5,881	$5,881	$5,881
Additions	—	—	—
Cost, end of period	5,881	5,881	5,881
Amortization, beginning of period	(5,463)	(5,207)	(4,886)
Amortization	(191)	(256)	(321)
Amortization, end of period	(5,654)	(5,463)	(5,207)
Core deposit intangibles, net	$227	$418	$674
(1)	Not subject to amortization.

The Company preforms its goodwill impairment evaluation as of November 30 each year unless a triggering event occurs that would require an interim impairment evaluation. The Company generally utilizes a qualitative approach during this annual assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine it is more likely that not that goodwill is impaired, then a quantitative assessment is performed to determine fair value of a reporting unit. If the carrying value of the reporting unit with goodwill exceeds its fair value, goodwill is considered impaired and is written down by the excess carrying value of the reporting unit. No goodwill impairment was recognized during the years ended December 31, 2022, 2021 and 2020.

The core deposit intangibles were recorded as identifiable intangible assets and are being amortized over ten years using the sum-of-the-years’ digits method. Estimated annual amortization expense of core deposit intangibles is as follows as of December 31, 2022:

December 31,	CDI amortization (in thousands)
2023	128
2024	61
2025	25
2026	12
2027	1
Total	$227

NOTE 10 - DEPOSITS

Scheduled maturities of time certificates of deposit are as follows as of December 31, 2022:

December 31, (in thousands)	CD maturities
2023	$110,879
2024	30,285
2025	7,774
2026	2,427
2027	2,005
Total	$153,370

The total amount and scheduled maturities of time certificates of deposit in denominations of $250 thousand or more are as follows:

December 31, (in thousands)	2022	2021
Within three months	$46,526	$8,642
After three through six months	1,270	1,010
After six through twelve months	10,670	4,938
Over one year	8,193	3,286
Total	$66,659	$17,876

Included in certificates of deposit at December 31, 2022 and 2021 are brokered and reciprocal deposits of approximately $51.2 million and $34.7 million, respectively. Included in money market funds at December 31, 2022 and 2021 are approximately $46.6 million and $73.3 million, respectively of brokered money market accounts.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Salisbury enters into overnight and short-term repurchase agreements with its customers. Securities sold under repurchase agreements are as follows:

December 31, (dollars in thousands)	2022	2021
Repurchase agreements, ending balance	$7,228	$11,430
Repurchase agreements, average balance during period	8,417	10,679
Book value of collateral	21,444	17,084
Market value of collateral	18,842	17,469
Weighted average rate during period	0.36%	0.15%
Weighted average maturity	1 day	1 day

NOTE 12 – FEDERAL HOME LOAN BANK OF BOSTON ADVANCES AND OTHER BORROWED FUNDS

Federal Home Loan Bank of Boston (“FHLBB”) advances are as follows:

	December 31, 2022		December 31, 2021
Years ended December 31, (dollars in thousands)	Total (1)	Rate (2)	Total (1)	Rate (2)
2022	—	—	7,656	1.39
2023	10,000	4.43	—	—
Total	$10,000	4.43%	$7,656	1.39%
(1)	Net of modification costs.
(2)	Weighted average rate based on scheduled maturity dates.

In addition to outstanding FHLBB advances, Salisbury has additional available borrowing capacity, based on current capital stock levels, of $241.2 million including access to an unused FHLBB line of credit of $3.5 million at December 31, 2022. Advances from the FHLBB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. At December 31, 2022 and December 31, 2021, the available borrowing capacity was reduced by $20.0 million of letters of credit provided to the Company by the FHLBB.

Subordinated Debentures:

In March 2021, Salisbury completed the issuance of $25.0 million in aggregate principal amount of 3.25% Fixed to Floating Rate Subordinated Notes Due 2031 (the “Notes”) in a private placement transaction to various accredited investors. The Notes have a maturity date of March 31, 2031 and bear interest at an annual rate of 3.50% per annum, from and including the Closing Date to, but excluding March 31, 2026 or the earlier redemption date, payable quarterly in arrears. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, a floating per annum rate expected to be equal to the then current three-month SOFR plus 280 basis points, provided, however, that in the event three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero, payable quarterly in arrears. The notes are redeemable, without penalty, on or after March 31, 2026 and, in certain limited circumstances, prior to that date. The Notes have been structured to qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations. Subordinated debentures totaled $24.5 million at December 31, 2022 and 2021, which included $469 thousand and $526 thousand, respectively, of remaining unamortized debt issuance costs. The debt issuance costs are being amortized to maturity. The effective interest rate of the subordinated debentures is 3.80%.

Notes Payable:

In October 2015, Salisbury entered into a private mortgage for $380 thousand to purchase the Sharon, Connecticut branch property. The mortgage, which has an interest rate of 6%, will mature in September 2030. The outstanding mortgage balance at December 31, 2022 and December 31, 2021 was $128 thousand and $170 thousand, respectively.

NOTE 13 – NET DEFERRED TAX ASSET AND INCOME TAXES

Salisbury provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

Years ended December 31, (in thousands)	2022	2021	2020
Federal	$3,364	$3,340	$3,487
State	338	538	566
Current provision	3,702	3,878	4,053
Federal	(140)	327	(1,335)
State	(23)	62	(265)
Deferred (benefit) expense	(163)	389	(1,600)
Income tax provision	$3,539	$4,267	$2,453

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

Years ended December 31, (in thousands)	2022	2021	2020
Income tax at statutory federal tax rate	21.00%	21.00%	21.00%
State tax, net of federal tax benefit	1.28	2.30	1.97
Tax exempt income and dividends received deduction	(3.01)	(2.52)	(3.69)
BOLI interest and gain	(0.87)	(0.56)	(1.60)
Other	(0.17)	0.35	(0.64)
Effective income tax rates	18.23%	20.57%	17.04%

The components of Salisbury's net deferred tax assets are as follows:

December 31, (in thousands)	2022	2021
Allowance for loan losses	$3,633	$3,170
Interest on non-performing loans	99	157
Accrued deferred compensation	472	488
Post-retirement benefits	8	11
Deferred loan costs, net	—	17
Other real estate owned write-downs	—	4
Restricted stock awards	390	361
Net unrealized holding losses on available-for-sale securities	5,509	—
Write-down of securities	33	—
Mark-to-market adjustments of securities	31	—
Other	118	183
Gross deferred tax assets	10,293	4,391
Deferred loan fees, net	(242)	(69)
Goodwill and core deposit intangible asset	(644)	(615)
Accelerated depreciation	(763)	(681)
Prepaid expenses	—	(32)
Gain on disposal	—	(5)
Mortgage servicing rights	(152)	(169)
Net unrealized holding gains on available-for-sale securities	—	(232)
Gross deferred tax liabilities	(1,801)	(1,803)
Net deferred tax asset	$8,492	$2,588

Salisbury will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. In accordance with Connecticut legislation, in 2004, Salisbury formed a PIC, SBT Mortgage Service Corporation. Salisbury does not expect to pay Connecticut state income tax in the foreseeable future unless there is a change in Connecticut law.

Salisbury’s policy is to provide for uncertain tax positions and the related interest and penalties (recorded as a component of income tax expense, if any) based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2022, and 2021, there were no material uncertain tax positions related to federal and state tax matters. Salisbury is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2019 through December 31, 2022.

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

The Company and the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At December 31, 2022, the Bank exceeded the minimum requirement for the capital conservation buffer. As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

The Bank’s risk-weighted assets at December 31, 2022 and December 31, 2021 were $1,256.6 million and $1,085.4 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 30, 2022
Total Capital (to risk-weighted assets)	$168,786	13.43%	$100,525	8.0%	$131,939	10.5%	$125,656	10.0%

Tier 1 Capital (to risk-weighted assets)	153,762	12.24	75,394	6.0	106,808	8.5	100,525	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	153,762	12.24	56,545	4.5	87,959	7.0	81,677	6.5

Tier 1 Capital (to average assets)	153,762	9.99	61,540	4.0	61,540	4.0	76,925	5.0
December 31, 2021
Total Capital (to risk-weighted assets)	$152,789	14.08%	$86,832	8.0%	$113,968	10.5%	$108,541	10.0%

Tier 1 Capital (to risk-weighted assets)	139,681	12.87	65,124	6.0	92,259	8.5	86,832	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	139,681	12.87	48,843	4.5	75,978	7.0	70,551	6.5

Tier 1 Capital (to average assets)	139,681	9.42	59,285	4.0	59,285	4.0	74,106	5.0

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

Share Repurchase Program

On March 23, 2022 Salisbury announced that its Board of Directors has renewed its share repurchase program that was established in March 2021. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over a period of the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. However, there is no assurance that Salisbury will complete repurchases of 5% of its outstanding shares over the next twelve (12) months. Salisbury did not repurchase any shares during 2022.

Stock Spilt

On May 18, 2022, shareholders approved a recommendation by Salisbury’s Board of Directors to amend Salisbury’s Certificate of Incorporation to increase Salisbury’s authorized shares of Common Stock from 5,000,000 to 10,000,000 shares. On June 30, 2022, Salisbury’s Board implemented a two for one forward split of the shares of the Company’s Common Stock as a means of enhancing the liquidity and marketability of the Company’s securities in the best interests of shareholders. The par value of the Company’s stock was not affected by the split and remained at $0.10 per share. All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the two-for-one stock spilt effective June 30, 2022.

NOTE 15 – OTHER BENEFITS

401(k) Plan

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury’s 401(k) Plan contribution expense for 2022, 2021 and 2020 was $1.2 million, $1.1 million, and $0.9 million, respectively.

Employee Stock Ownership Plan (ESOP)

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Benefit expenses totaled $279 thousand, $265 thousand, and $263 thousand, in 2022, 2021, and 2020, respectively. On December 21, 2022, the Board of Directors of the Company adopted resolutions to terminate the Plan effective on the date immediately preceding the closing date of the pending merger with NBT (see Note 2).  Upon termination, the employees participating in the Plan will become fully vested in the Company’s contributions to the Plan.

Other Retirement Plans

Split-Dollar Life Insurance

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $702 thousand and $779 thousand at December 31, 2022, and 2021, respectively. A credit was posted to the expense in 2022 in the amount of $77 thousand reflecting changes in discount rate and liability needed at December 31, 2022. Expense under this arrangement was $8 thousand and $7 thousand in 2021 and 2020 respectively.

Supplemental Retirement Agreement

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen-year period ending in 2025 as described in the agreement. The related liability was $212 thousand and $263 thousand at December 31, 2022 and December 31, 2021, respectively. The related expenses were immaterial for all periods presented.

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

The amended and restated Plan allows participant deferrals and provides greater flexibility in participant elections and investment options. The amended and restated Plan also provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation from service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments. Payment of benefits under the Plan, other than benefits payable as a result of base salary deferrals, are conditioned on the participant’s covenant to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one year following the participant’s separation from service. The Bank has established a grantor trust to hold the assets of the Plan. Until distributed, the assets of the Plan are not legally owned by the participants. In second quarter 2022, Salisbury contributed $100 thousand to the amended and restated Plan for Mr. Cantele, President and Chief Executive Officer. Salisbury’s expense for this plan was $152 thousand, $114 thousand and $135 thousand for 2022, 2021 and 2020, respectively.

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

The terms of the Plan provide for grants of Directors Stock Retainer Awards, Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, Performance Awards, Deferred Stock, Dividend Equivalents, and Stock or Other Stock-Based Awards that may be settled in shares of common stock, cash, or other property (collectively, “Awards”). Under the Plan, the total number of shares of Common Stock reserved and available for issuance in the ten years following adoption of the Plan in connection with Awards under the Plan is 168,000 shares of Common Stock, which represented less than 5% of Salisbury’s outstanding shares of Common Stock at the time the Plan was adopted. Shares of Common Stock with respect to Awards previously granted under the Plan that are cancelled, terminate without being exercised, expire, are forfeited or lapse will again be available for issuance as Awards. Also, shares of Common Stock subject to Awards settled in cash and shares of Common Stock that are surrendered in payment of any Award or any tax withholding requirements will again be available for issuance as Awards. No more than 60,000 shares of Common Stock may be issued pursuant to Awards in any one calendar year. In addition, the Plan limits the total number of shares of Common Stock that may be awarded as Incentive Stock Options (“ISOs”) to 84,000 and the total number of shares of Common Stock that may be issued as Directors Stock Retainer Awards to 30,000. The Directors stock retainer awards were increased from 240 shares per year to 480 shares per year effective January 25, 2013. Effective January 29, 2016, the Directors stock retainer award was increased from 480 shares to 680 shares annually.

The Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 LTIP”) on February 24, 2017, which was approved by shareholders at the 2017 Annual Meeting on May 17, 2017. Pursuant to the 2017 LTIP, as of May 2017, following shareholder approval of the 2017 LTIP, no further awards will be made under the 2011 LTIP, which shall remain in existence solely for purposes of administering outstanding grants. Under the 2017 LTIP, the total number of shares of Common Stock reserved and available for issuance in the next ten years in connection with awards under the 2017 LTIP is 400,000 shares of Common Stock, which represents approximately 7% of Salisbury’s 5,540,072 outstanding shares of Common Stock as of March 20, 2017. Of the maximum shares available under the 2017 LTIP, 400,000 shares may be issued upon the exercise of stock options (all of which may be granted as incentive stock options) and 300,000 shares may be issued as restricted stock or restricted stock units (including deferred stock units), provided that, to the extent that a share is issued as a restricted stock award or a restricted stock unit, the share would no longer be available for award as a stock option, unless the restricted stock award or restricted unit is forfeited or otherwise returned to the 2017 LTIP. On March 9, 2020 the Board of Directors approved an amendment to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan (the “Plan”) which allows the Committee, in its sole discretion, to accelerate vesting of all or a portion of an award upon the termination of service of a participant or the occurrence of a change in control. On June 19, 2022 the Board of Directors approved an amendment to the Salisbury Bancorp, Inc. 2017 Long Term Incentive Plan (the “Plan”) to reflect the two-for-one stock split effective on June 1, 2022.

Restricted stock

In 2022, 2021 and 2020 Salisbury granted a total of 36,680, 33,300, and 30,950 shares of restricted stock pursuant to its 2017 LTIP to certain employees and Directors. The fair value of the stock at grant date was determined to be $1.0 million, $750 thousand, and $554 thousand, respectively. The stock will be vested three years from the grant date.

The following table presents the amount of cumulatively granted restricted stock awards under the 2011 and 2017 Long-Term Incentive Plans:

		Weighted Average		Weighted Average		Weighted Average
Year Ended December 31,	2022	Grant Price	2021	Grant Price	2020	Grant Price
Beginning of Year	88,810	$20.22	80,250	$19.72	79,252	$20.52
Granted	36,680	27.77	33,300	22.53	30,950	17.92
Vested	(30,560)	19.93	(24,740)	21.73	(27,552)	19.86
Forfeited	0	0.00	0	0.00	(2,400)	20.63
End of Year	94,930	$23.22	88,810	$20.22	80,250	$19.72

The fair value of the restricted shares that vested during 2022 and 2021 were $816 thousand and $538 thousand, respectively. Compensation expense for restricted stock awards in 2022, 2021 and 2020 was $799 thousand, $599 thousand and $525, respectively. Unrecognized compensation cost relating to the restricted stock awards was $1,144 thousand and $925 thousand, as of December 31, 2022, and 2021, respectively. The remaining weighted average vesting period on restricted shares as of December 31, 2022, over which unrecognized compensation cost is expected to be recognized, is 1.2 years. The tax benefit associated with restricted stock awards, which was recognized in earnings for 2022, 2021 and 2020, was approximately $144 thousand, $108 thousand and $95 thousand, respectively.

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

The performance goal for awards granted under the RSU plan in 2019 is based on the increase in the Bank’s tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($5.00 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance. This tranche of awards vested in 2022 at 150% because the growth in Salisbury’s tangible book value over the performance period exceeded target performance.

On July 29, 2020, the Compensation Committee granted an additional 14,500 units under the RSU plan. The performance goal for this tranche is based on the relative increase in the Bank’s tangible book value compared with a pre-determined group of peer banks over the performance period for threshold performance. Vesting will range from 50% of target for achieving threshold performance, to 100% of target for achieving tangible book value growth of at least 50% but less than 55% of the peer group, to 150% of target for achieving in excess of target payout performance and, if the performance goal is achieved, vesting will occur no later than July 29, 2023.

On June 23, 2021, the Compensation Committee granted an additional 14,800 units under the RSU plan. The performance goal for this tranche is based on the increase in the Bank’s tangible book value by $3.50 per share over the performance period for threshold performance. Vesting will range from 75% of target for achieving threshold performance, to 100% of target for achieving target payout performance ($4.50 increase in tangible book value per share) to 150% of target for achieving in excess of target payout performance and, if the performance goals are achieved, vesting will occur no later than June 23, 2024.

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

The fair value of the awards granted under the RSU plan at the grant date was $394 thousand $354 thousand and $264 thousand, respectively, for those grants awarded in 2022, 2021, and 2020. In 2020, 350 RSUs were forfeited. Compensation expense of $329 thousand, $331 thousand and $221 was recorded with respect to these RSUs in 2022, 2021 and 2020, respectively. No performance-based restricted stock units were awarded prior to 2018. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

The following table presents the amount of cumulatively granted performance based restricted stock units awarded under the 2017 Long-Term Incentive Plan:

		Weighted Average		Weighted Average
Year Ended December 31,	2022	Grant Price	2021	Grant Price
Beginning of Year	42,200	$20.92	27,400	$19.32
Granted	13,900	28.33	14,800	23.90
Vested	(12,900)	20.60	—	—
End of Year	43,200	$23.41	42,200	$20.92

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $1,297 thousand, $1,166 thousand, and $941 thousand, in 2022, 2021, and 2020, respectively.

NOTE 17 – STOCK OPTIONS

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. The table below reflects the remaining outstanding options related to this transaction and presents a summary of the status of Salisbury's outstanding stock options:

Year ended December 31, 2022	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	25,920	$8.52
Exercised	(25,920)	8.52
End of period	—	$—	0.00	$0

Year ended December 31, 2021	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Beginning of period	29,430	$8.52
Exercised	(3,510)	8.52
End of period	25,920	$8.52	2.00	$491,443

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $531 thousand, $37 thousand, and $78 thousand, respectively.

NOTE 18 - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Years ended December 31, (in thousands)	2022	2021
Balance, beginning of period	$9,046	$9,417
Advances	3,734	2,067
Repayments	(3,934)	(2,438)
Balance, end of period	$8,846	$9,046

NOTE 19 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive (loss) income:

Years ended December 31, (in thousands)	2022	2021	2020
Other comprehensive (loss) income
Net unrealized (losses) gains on securities available-for-sale	$(27,171)	$(2,701)	$2,280
Reclassification of net realized (gains) losses in net income (1)	(165)	2	(196)
Unrealized (losses) gains on securities available-for-sale	(27,336)	(2,699)	2,084
Income tax benefit (expense)	5,741	565	(437)
Unrealized (losses) gains on securities available-for-sale, net of tax	(21,595)	(2,134)	1,647
Other comprehensive (loss) income	$(21,595)	$(2,134)	$1,647

(1) Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains (losses) on securities, net; the tax effect is included in the income tax provision; and the after-tax amount is included in net income. The income tax benefit related to reclassification of net realized (losses) gains was approximately $35 thousand, $0 thousand, and $41 thousand in 2022, 2021 and 2020, respectively.

The components of accumulated other comprehensive (loss) income are as follows:

December 31, (dollars in thousands)	2022	2021
Unrealized (losses) gains on securities available-for-sale, net of tax	$(20,725)	$870
Accumulated other comprehensive (loss) income	$(20,725)	$870

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

(1) These amounts included the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship.

The table below presents the fair value of Salisbury’s derivative financial instrument and its classification on the Balance Sheet as of December 31, 2021.

	As of December 31, 2021
(in thousands)	Notional Amount	Balance Sheet Location
Derivatives designated as hedge instruments
Interest Rate Products	$10,000	Other assets	$18
Total Derivatives designated as hedge instruments			$18

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement as of December 31, 2022 and 2021.

	Twelve months ended December 31, 2022		Twelve months ended December 31, 2021
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$64	$—	$3	$—
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	18	—	(14)	—
Derivatives designated as hedging instruments	$46	$—	$17	$—

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

Contingent Liabilities

The Bank is involved in various claims and legal proceedings, which are not material, arising in the ordinary course of business. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the registrant’s business, to which Salisbury is a party or to which any of its property is subject. In July 2022, Salisbury management discovered that the Bank’s trust department terminated a trust account in May 2020 and distributed approximately $1.0 million that should have been retained in continuance of the trust account. In December 2022, Salisbury filed a complaint against the beneficiaries to recover the distributed proceeds and to reinstate the trust account. At this time, management believes that Salisbury’s exposure is not yet known or knowable and could potentially range from zero to approximately $0.8 million depending upon the facts and circumstances.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of December 31, 2022 and 2021, the maximum potential amount of the Bank’s obligation was $0.8 million and $2.8 million, respectively, for financial, commercial and standby letters of credit.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Financial instruments with off-balance sheet credit risk are as follows:

December 31, (in thousands)	2022	2021
Residential	$39,735	$16,288
Home equity lines of credit	34,957	31,490
Commercial	44,356	41,544
Land	747	839
Real estate secured	119,795	90,161
Commercial and industrial	129,762	112,262
Municipal	2,538	541
Consumer	5,232	4,349
Unadvanced portions of loans	257,327	207,313
Commitments to originate loans	48,711	43,689
Letters of credit	777	2,835
Total	$306,815	$253,837

The allowance for off balance sheet commitments is calculated by applying a reserve percentage discounted by a utilization factor to the sum of unguaranteed unused lines of credit and loan contracts that the Bank has committed to but not funded as of year-end. The allowance for off-balance sheet commitments was $178 thousand and $146 thousand as of December 31, 2022 and December 31, 2021, respectively.

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

Level 2. Significant other observable inputs. Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities. Salisbury uses interest rate swaps to manage its interest rate risk. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Salisbury incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Salisbury did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the twelve-month period ended December 31, 2022 and 2021.

The following is a description of valuation methodologies for assets recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

•	Securities available-for-sale and the mutual funds. Securities available-for-sale and the mutual funds are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. For certain corporate bonds, management uses a discounted cash flow model to estimate fair value.
•	Derivative financial instruments. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.
•	Assets held for sale. The fair value of assets held for sale is based on independent market prices, appraised values or the contractual selling price.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair value
December 31, 2022
Assets at fair value on a recurring basis
U.S. Treasury	$—	$17,133	$—	$17,133
U.S. Government Agency notes	—	27,154	—	27,154
Municipal bonds	—	46,538	—	46,538
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	61,875	—	61,875
Collateralized mortgage obligations:
U.S. Government agencies	—	21,936	—	21,936
Corporate bonds	833	11,941	—	12,744
Securities available-for-sale	$833	$186,577	$—	$187,410
Mutual funds	1,933	—	—	1,933

December 31, 2021
Assets at fair value on a recurring basis
U.S. Treasury	$—	$15,131	$—	$15,131
U.S. Government Agency notes	—	31,604	—	31,604
Municipal bonds	—	47,822	—	47,822
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	74,541	—	74,541
Collateralized mortgage obligations:
U.S. Government agencies	—	20,898	—	20,898
Corporate bonds	—	12,400	—	12,400
Securities available-for-sale	$—	$202,396	$—	$202,396
Mutual funds	901	—	—	901
Derivative financial instruments	—	18	—	18
Assets at fair value on a non-recurring basis
Assets held for sale [1]	$700	$—	$—	$700

1 At December 30, 2022, Salisbury did not have any assets measured at fair value on a non-recurring basis. Prior to December 31, 2021, the Bank entered into an agreement with a third party to sell the building that houses its Poughkeepsie, New York retail branch and relocate the branch to leased space nearby. This sale was completed in January 2022.

Carrying values and estimated fair values of financial instruments are as follows:

	Carrying	Estimated	Fair value measurements using
(In thousands)	value	fair value	Level 1	Level 2	Level 3
December 31, 2022
Financial Assets
Cash and cash equivalents	$50,539	$50,539	$50,539	$—	$—
Securities available-for-sale	187,410	187,410	833	186,577	—
Mutual fund	1,933	1,933	1,933	—	—
Federal Home Loan Bank of Boston stock	1,285	1,285	—	1,285	—
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,213,671	1,172,416	—	—	1,172,416
Accrued interest receivable	6,797	6,797	—	6,797	—
Cash surrender value of life insurance policies	30,379	30,379	—	30,379	—
Financial Liabilities
Demand (non-interest-bearing)	$395,994	$395,994	$—	$395,994	$—
Demand (interest-bearing)	231,486	231,486	—	231,486	—
Money market	343,965	343,965	—	343,965	—
Savings and other	233,578	233,578	—	233,578	—
Certificates of deposit	153,370	153,411	—	153,411	—
Deposits	1,358,393	1,358,434	—	1,358,434	—
Repurchase agreements	7,228	7,228	—	7,228	—
FHLBB advances	10,000	10,000	—	10,000	—
Subordinated debt	24,531	21,670	—	21,670	—
Note payable	128	125	—	125	—
Finance lease liability	4,262	3,546	—	—	3,546
Accrued interest payable	210	210	—	210	—

December 31, 2021
Financial Assets
Cash and cash equivalents	$175,335	$175,335	$175,335	$—	$—
Interest bearing time deposits with financial institutions	750	750	750	—	—
Securities available-for-sale	202,396	202,396	—	202,396	—
Mutual fund	901	901	901	—	—
Federal Home Loan Bank of Boston stock	1,397	1,397	—	1,397	—
Loans held-for-sale	2,684	2,721	—	—	2,721
Loans receivable, net	1,066,750	1,066,733	—	—	1,066,733
Accrued interest receivable	6,260	6,260	—	6,260	—
Cash surrender value of life insurance policies	27,738	27,738	—	27,738	—
Derivative financial instruments	18	18	—	18	—
Financial Liabilities
Demand (non-interest-bearing)	$416,073	$416,073	$—	$416,073	$—
Demand (interest-bearing)	233,600	233,600	—	233,600	—
Money market	330,436	330,436	—	330,436	—
Savings and other	237,075	237,075	—	237,075	—
Certificates of deposit	119,009	119,716	—	119,716	—
Deposits	1,336,193	1,336,900	—	1,336,900	—
Repurchase agreements	11,430	11,430	—	11,430	—
FHLBB advances	7,656	7,714	—	7,714	—
Subordinated debt	24,474	24,409	—	24,409	—
Note payable	170	171	—	171	—
Finance lease liability	4,107	4,223	—	—	4,223
Accrued interest payable	49	49	—	49	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in other assets and other liabilities.

NOTE 24 – SALISBURY BANCORP, INC. (PARENT ONLY) CONDENSED FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of Salisbury Bancorp, Inc. are presented as follows:

Balance Sheets December 31, (in thousands)	2022	2021
Assets
Cash and due from banks	$5,443	$6,412
Investment in bank subsidiary	146,772	154,292
Other assets	796	386
Total Assets	$153,011	$161,090
Liabilities and Shareholders' Equity
Subordinated debt	$24,531	$24,474
Other liabilities	125	16
Shareholders' equity	128,355	136,600
Total Liabilities and Shareholders' Equity	$153,011	$161,090

Statements of Income Years ended December 31, (in thousands)	2022	2021	2020
Dividends from subsidiary	$4,321	$3,994	$3,787
Interest income	10	11	6
Interest expense	932	1,000	618
Non-interest expenses	1,063	574	495
Income before taxes and equity in undistributed net income of subsidiary	2,336	2,431	2,680
Income tax benefit	409	386	273
Income before equity in undistributed net income of subsidiary	2,745	2,817	2,953
Equity in undistributed net income of subsidiary	13,129	13,656	8,987
Net income	$15,874	$16,473	$11,940

Statements of Cash Flows Years ended December 31, (in thousands)	2022	2021	2020
Net income	$15,874	$16,473	$11,940
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(13,129)	(13,656)	(8,987)
Other	(245)	63	(25)
Net cash provided by operating activities	2,500	2,880	2,928
Investing Activities
Investment in bank	—	(9,433)	—
Net cash utilized by investing activities	—	(9,433)	—
Financing activities
Issuance of subordinated debt, net of issuance cost	—	24,418	—
Payoff of subordinated debt	—	(10,000)	—
Common stock dividends paid	(3,691)	(3,452)	(3,286)
Proceeds from issuance of common stock	222	31	53
Net cash (utilized) provided by financing activities	(3,469)	10,997	(3,233)
Net (decrease) increase in cash and cash equivalents	(969)	4,444	(305)
Cash and cash equivalents, beginning of period	6,412	1,968	2,273
Cash and cash equivalents, end of period	$5,443	$6,412	$1,968

NOTE 25 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and stock units, and other potentially dilutive securities outstanding. Earnings per share are restated for stock splits and dividends through the date of issuance of the financial statements.

The calculation of earnings per share is as follows:

Years ended December 31, (in thousands, except per share amounts)	2022	2021	2020
Net income	$15,874	$16,473	$11,940
Less: Undistributed earnings allocated to participating securities	(276)	(248)	(165)
Net income allocated to common shareholders	$15,598	$16,225	$11,775
Weighted average common shares issued	5,770	5,710	5,674
Less: Unvested restricted stock awards	(100)	(86)	(78)
Weighted average common shares outstanding used to calculate basic earnings per common share	5,670	5,624	5,596
Add: Dilutive effect of performance based restricted stock awards and stock options	26	48	16
Weighted average common shares outstanding used to calculate diluted earnings per common share	5,696	5,672	5,612
Earnings per common share (basic)	$2.75	$2.88	$2.11
Earnings per common share (diluted)	$2.74	$2.86	$2.10

NOTE 26 – SUBSEQUENT EVENTS

On January 25, 2023 the Board of Directors declared a dividend of $0.16 per common share payable on February 24, 2023 to shareholders of record as of February 10, 2023.

On March 1, 2023, Salisbury executed a one-year lease for a building in Millerton, New York. The lease carries an option for a one year renewal.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Salisbury carried out an evaluation under the supervision and with the participation of Salisbury’s management, including Salisbury’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Salisbury’s disclosure controls and procedures at and for the year ended December 31, 2022. Based upon that evaluation, management, including the principal executive officer and principal financial officer, concluded that Salisbury’s disclosure controls and procedures were effective as of the end of the period covered by this report and (i) designed to ensure that information required to be disclosed by Salisbury in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control —Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

Changes in internal control over financial reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2022 that materially affected or are reasonably likely to materially affect Salisbury’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding the executive officers of Salisbury, and the executive officers of the Bank who are deemed executive officers of Salisbury pursuant to Rule 3b-7 of the Exchange Act, followed by certain biographical information as of December 31, 2022. Executive Officers are generally appointed by the Board each year following the Annual Meeting.

Name	Position	Age	Years of Service
Peter Albero(1)	Executive Vice President and Chief Financial Officer of Salisbury and the Bank	58	5
Carla L. Balesano(2)	Executive Vice President and Chief Credit Officer of the Bank	68	2
Richard J. Cantele, Jr.(3)	President and Chief Executive Officer of Salisbury and the Bank	63	41
Todd M. Clinton(4)	Executive Vice President and Chief Risk Officer of the Bank	61	36
John M. Davies(5)	President of NY Region and Chief Lending Officer of the Bank	60	8
Steven M. Essex(6)	Executive Vice President and Head of Salisbury Bank Wealth Advisory	53	13
Amy D. Raymond(7)	Executive Vice President and Chief Retail Lending Officer of the Bank	51	21
Todd J. Rubino(8)	Executive Vice President and Chief Commercial Lending Officer of the Bank	54	8
Stephen M. Scott(9)	Executive Vice President and Chief Operating Officer of the Bank	39	<1

(1)	Mr. Albero was appointed Executive Vice President and Chief Financial Officer of Salisbury and the Bank on October 20, 2017. Mr. Albero holds a BS in Accounting and Finance from Manhattan College (magna cum laude) and an MBA from New York University. He is a Certified Public Accountant with more than 20 years of accounting management. He previously served as Director, Financial Services Advisory Practice at PricewaterhouseCoopers LLP, New York, NY since September 2015. Prior to that, Mr. Albero spent 27 years at Morgan Stanley, New York, NY most recently serving as Managing Director, Head of SEC Reporting and Disclosure from June 2014 to July 2015. He served as Managing Director, Head of Regulatory Reporting from September 2012 to May 2014 and prior to that, as Managing Director, Head of Corporate Reporting and Analysis from December 2007 to August 2012.

(2)	Ms. Balesano was appointed Executive Vice President and Chief Credit Officer of the Bank on July 27, 2020. She previously served as SVP, Syndicated Lending at Liberty Bank. Prior to that, she was an Executive Credit Officer and Head of Corporate Loan Strategies at Peoples United Bank, and Managing Senior Credit Officer at TD Bank, where she was responsible for the leadership and management of a team of credit officers overseeing and managing commercial and corporate banking credit activities. She has also held senior credit positions at Webster Bank and Bank of America. Ms. Balesano received her AD from Manchester Community College, has completed numerous professional development courses with RMA, and has continued her education at the University of Connecticut.
(3)	Mr. Cantele has been a director of Salisbury and the Bank since 2005. Mr. Cantele graduated from Fairfield University in 1981 with a Bachelor of Science degree in Finance; and graduated from the Stonier Graduate School of Banking in 1997. Mr. Cantele became President and Chief Executive Officer of Salisbury and the Bank in 2009, prior to which he served as President and Chief Operating Officer of Salisbury and the Bank since 2005. Mr. Cantele has been an executive officer of Salisbury since 2001 and of the Bank since 1989, serving as Executive Vice President, Treasurer and Chief Operating Officer of the Bank and Salisbury and Secretary of Salisbury.

(4)	Mr. Clinton joined the Bank in 1987. He was named Executive Vice President and Chief Risk Officer in May of 2014. Prior to that, he served as Senior Vice President, Chief Technology and Compliance Officer of the Bank since June of 2002. Mr. Clinton served as Operations Officer of the Bank from September of 1997 to June of 2002. He is a graduate of the Connecticut School of Finance and Management and the ABA Compliance Management School and has more than 40 years of experience in community banking.
(5)	Mr. Davies joined the Bank as President of the New York Region in December of 2014 and subsequently assumed the additional responsibility of Chief Lending Officer. Prior to that, Mr. Davies served as President and Chief Executive Officer of Riverside Bank for three years and served as Executive Vice President of Riverside Bank prior to that. He is a graduate of Pace University with an MBA in Business Administration and has more than 25 years of commercial lending experience.
(6)	Mr. Essex joined the Bank in 2009 as Vice President, Trust Officer. In January of 2014 he assumed responsibility as Interim Head of the Trust Wealth Advisory Department. In June of 2014, he was promoted to Senior Vice President, Head of Trust Wealth Advisory Services, and in May 2016 he was promoted to Executive Vice President, Head of Trust Wealth Advisory Services. Mr. Essex is a graduate of the University of Connecticut with a Bachelor’s degree in Economics. He has more than 25 years of experience in high net worth relationship management, business development, and financial and estate planning.

(7)	Mrs. Raymond joined the Bank in June of 2001 as Special Projects Coordinator. She has held a number of different positions within the Bank since that time, including Branch Manager, Mortgage Processor, and Sales Manager for Mortgage Originations. In May of 2006 she was promoted to Assistant Vice President, Mortgage Origination. In May of 2007 she was promoted to Vice President, Mortgage Origination. In May of 2014 she was promoted to Senior Vice President, Retail Lending and CRA Officer. In April of 2015 she was named Senior Vice President, Retail and Commercial Operations Manager, CRA Officer. Mrs. Raymond was named Executive Vice President and Chief Retail Banking Officer in February of 2019. She holds a BS in Business Management from the University of New Haven. She has more than 20 years of experience in community banking. In September of 2022, she was named Executive Vice President, Chief Retail and Consumer Lending Officer, CRA Officer, and Fair Lending Officer.
(8)	Mr. Rubino joined the Bank in December of 2014 as Senior Vice President, Senior Commercial Lending Officer. He was appointed Executive Vice President, Chief Commercial Lending Officer in December of 2021. Prior to this, he served as Executive Vice President and Senior Lending Officer at Riverside Bank. Mr. Rubino holds a B.A. in Economics from the State University of New York at Binghamton. He has over 30 years of community banking experience.
(9)	Mr. Scott joined the Bank in May of 2022 as Executive Vice President and Chief Operating Officer. Prior to this, he served as Chief Operating Officer at Fieldpoint Private for 7 years. Mr. Scott holds a BBA in Business Management from Western Connecticut State University, Ancell School and is a graduate of the ABA Graduate School of Banking Leadership Program at University of Pennsylvania, Wharton School.
78

Information about Salisbury’s Directors

The Board of Directors is composed of a diverse group of persons with a variety of experience, qualifications, attributes and skills that enable the Board of Directors to meet the needs of Salisbury’s governance principles and make a positive impact on the Bank’s business and the communities served by the Bank. In particular, the Board of Directors consists of a group of individuals who collectively bring a mix of skills and knowledge in the areas of banking, finance, accounting and business. All members of the Board of Directors have an understanding of finance and accounting, and are able to read and understand fundamental financial statements and generally accepted accounting principles and their application to the accounting of Salisbury. Each of the director’s previous experience, analytical aptitude and leadership provide Salisbury with a wealth of knowledge from which it may draw. In addition, members of the Board of Directors are active in, and knowledgeable about, the credit and banking needs of its customers and the local communities in which Salisbury and the Bank operate. Salisbury believes these individuals possess valuable skills and attributes for service as a director of Salisbury and the Bank and that their local knowledge and experience assists Salisbury in serving its customers, the community, and shareholders.

One of Salisbury’s directors serves on the boards of directors of other public companies. Ms. Schalkwyk is a Director of Exchange Income Corporation, which is headquartered in Winnipeg, Canada and is a diversified acquisition-oriented corporation focused on opportunities in aerospace and aviation services and equipment, and manufacturing. The biographies of each of the nominees and continuing board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Governance Committee and the Board of Directors to determine that the person should serve as a director. Each existing director is also a director of the Bank.

George E. Banta (87) has been a director of the Bank and Salisbury since 2014. Mr. Banta is a graduate of Cornell University, School of Hotel Administration and has over 50 years of experience in the restaurant, hotel, and real estate businesses. Mr. Banta owns the Beekman Arms Inn in Rhinebeck, New York, and serves as President of Banta Properties, Inc., which owns and operates 5 restaurants. Mr. Banta is also President of Banta Motel Co. Inc., which owns and operates 20 franchise hotels in New York, Connecticut, Pennsylvania, and New Jersey. He is also a partner in several real estate holdings. Mr. Banta’s expansive knowledge of real estate and related business experience are valuable to the Board’s overall capabilities.

Arthur J. Bassin (78) has been a director of the Bank and Salisbury since June, 2010. Mr. Bassin served as an Artillery Officer in the U.S. Army from 1965 to 1967. He spent 25 years in consumer, commercial and mortgage banking at Citibank (1969-1983) and Dime Savings Bank of New York (1983-1992), followed by 10 years in private equity, most recently as President and Chief Executive Officer of TVData Technologies (1994-2001). Mr. Bassin earned his MBA from Harvard Business School in 1969 and his AB from Harvard College in 1965. He took office as Ancram Town Supervisor in January 2010. Mr. Bassin has served as a director on several boards and currently serves on the Boards of Cricket Hill Farm, Inc. and Cricket Hill Academy, Inc. He previously served on the Board of Amputee Coalition of America. Mr. Bassin also serves on the Ancram Town Board and the Columbia County Board of Supervisors. Mr. Bassin’s experience in board and community service, consumer, commercial and mortgage banking as well as in private equity, in addition to his demonstrated leadership skills, provides valuable insight and skills to Salisbury and the Bank.

Richard J. Cantele, Jr., (63) the President and Chief Executive Officer of Salisbury and the Bank, has been a director of Salisbury and the Bank since 2005. Mr. Cantele graduated from Fairfield University in 1981 with a Bachelor of Science degree in Finance, and graduated from the Stonier Graduate School of Banking in 1997. Mr. Cantele became President and Chief Executive Officer of Salisbury and the Bank in 2009, prior to which he served as President and Chief Operating Officer of Salisbury and the Bank since 2005. Mr. Cantele has been an executive officer of Salisbury since 2001 and the Bank since 1989, serving as Executive Vice President, Treasurer and Chief Operating Officer of the Bank and Salisbury and Secretary of Salisbury. He became a director of Sharon Hospital in 2017 and President of the Sharon Hospital Board in January of 2020. He also serves as a member of the Town of Salisbury’s Board of Finance and the Board of Wyantenuck Country Club. Mr. Cantele’s positions as President and Chief Executive Officer along with his extensive years of service to Salisbury and the Bank provide him with thorough knowledge of the Bank and the markets which it serves.

David B. Farrell (67) has been a director of the Bank and Salisbury since June, 2012. Mr. Farrell was elected Chairman of the Board in May of 2019. Mr. Farrell graduated from St. Bonaventure University, cum laude, in 1977 with a B.S. degree in Business and Accounting. He was formerly employed by Coopers and Lybrand and was a Certified Public Accountant in New York State. Mr. Farrell is the Chief Executive Officer of Welle Training, Inc., an organization providing behavioral safety management to the healthcare industry. Mr. Farrell is also Chief Executive Officer and Founder of Farrell & Company, LLC, a management consulting firm. Mr. Farrell previously served as President and Chief Executive Officer and member of the board of directors of Bob’s Stores (1999-2008), a Division of The TJX Companies, Inc. He previously served as an officer and director of Berkshire Hills Bancorp (2005-2009). Mr. Farrell’s education and experience in the retail and financial services industries as well as his prior experience as a director of another financial institution provides valuable knowledge and insight to Salisbury and the Bank. In particular, his extensive background in accounting and financial oversight provides a unique set of skills to the Board. Mr. Farrell qualifies as a “financial expert” as defined by federal securities laws.

Paul S. Hoffner (58) has been a director of the Bank and Salisbury since May, 2021. Prior to that, he served as a member of the Riverside Division Advisory Board from 2015 to 2020 and Director of Riverside Bank from 2012 to 2014. Mr. Hoffner graduated from Tufts University with a Bachelor of Science in 1986 and earned his MBA from NYU’s Stern School of Business in 1988. He is President of John Herbert Company, a second-generation floor covering contractor based in Newburgh, NY. Mr. Hoffner joined such company in 1988, and 8 years later, he purchased it and began heading its business development effort, a role he is still in today. Mr. Hoffner serves on several philanthropic boards, and his primary interests are providing scholarships for local, less advantaged youth, tackling housing insecurity, poverty alleviation, and financial literacy. Mr. Hoffner has developed an extensive network of relationships in various communities that Salisbury serves which, combined with his education, leadership, and extensive business experience will serve to strengthen our Boards.

79

Holly J. Nelson (69) has been a director of the Bank since 1995 and of Salisbury since 1998. Ms. Nelson graduated from Cornell University with a B.A. in 1979. She is Development and Events Coordinator for the Hotchkiss Library of Sharon and is a member of Iceland Adventure, LLC, a tour operator. Ms. Nelson has served in a board and leadership capacity for many organizations, including board member of the Berkshire Taconic Community Foundation and board member of the HousingUs affordable housing initiative. She has been involved in a variety of non-profit organizations in NY, CT, and MA, as well as public government positions in the Town of North East, New York. Ms. Nelson’s education, knowledge of marketing and non-profit organizations, and experience in successfully operating small businesses in the New York market area served by the Bank provides valuable perspective and leadership skills to the Board.

Neila B. Radin (69) has been a director of the Bank and Salisbury since November 22, 2019. Ms. Radin is a graduate of New York University, B.A. (magna cum laude) and the Harvard Law School, J.D. Ms. Radin retired as a Managing Director and Associate General Counsel of JPMorgan Chase & Co. (JPMC), where she served as special advisor to the general counsel of JPMC on complex projects, and was, for more than twenty years, JPMC’s General Counsel of Corporate Law with legal responsibility for corporate law, corporate finance, mergers and acquisitions, private equity, strategic investments, corporate securities issuances and funding, investor relations, and disclosure issues affecting such company. Ms. Radin has served as Chair of the Securities Law Committee and President of the New York Chapter of the Society of Corporate Secretaries & Governance Professionals, and served on various Bar committees and panels. She is currently on the Board of Directors of Workforce Professionals Training Institute, the leading provider of training, consulting and systems building to New York City's workforce development organizations, where she serves as Chair of its Nominating and Governance Committee and is a member of the Board's Executive, Risk and Program Committees. Ms. Radin is also the Vice-Chair of the Vassar College Life-Long Learning Institute, a volunteer member organization that offers non-credit educational courses to its members, 55 and older. Ms. Radin’s education, experience, and legal background provides valuable insight into financial services and corporate governance matters.

Grace E. Schalkwyk (67) has been a director of the Bank and Salisbury since November 22, 2019. Ms. Schalkwyk holds a Bachelor of Commerce (Finance) from University of British Columbia, with executive education from Columbia Business School and INSEAD. She holds the Board Leadership Fellow designation from the National Association of Corporate Directors (NACD). Ms. Schalkwyk is an advisor to fintech and other technology companies. Her prior experience includes positions with Standard & Poor’s (now S&P Global) leading a global information business; Artnet AG as Chief Financial Officer; Reuters (now Refinitiv) in corporate development; and Credit Suisse in investment banking, advising clients on financings, strategic transactions, enhancing valuation, and investor engagement. Ms. Schalkwyk is active with NACD, Women Corporate Directors, cybersecurity events and fintech forums. She serves on the boards of Winnipeg, MB based Exchange Income Corp., and Lakeville, CT based Crescendo, Inc. She qualifies as a “financial expert” as defined by federal securities laws. Ms. Schalkwyk’s extensive experience and skillset provides valuable insight in today’s complex and fast paced banking environment.

CORPORATE GOVERNANCE

Salisbury’s Board of Directors is committed to strong corporate governance practices to maximize Shareholder value while complying with legal requirements and safe and sound banking principles. Accordingly, the Board has adopted corporate governance practices, which, along with the rules and listing standards of the NASDAQ Equities Market (“NASDAQ”) and the regulations of the SEC, are periodically reviewed by Management and the Board.

Meetings and Committees of the Board of Directors

The Board of Directors met seventeen (17) times during 2022. The Board’s committees include the Executive Committee, the Human Resource and Compensation Committee, the Nominating and Governance Committee, and the Audit Committee. The members of the committees are appointed by the Board of Directors at least annually. In addition to these committees, the Bank and Salisbury also maintain committees to oversee other areas of Salisbury’s operations.

During 2022, no director attended fewer than 75% of the aggregate of (1) the total number of meetings held by Salisbury’s Board of Directors during the period that the individual served; and (2) the total number of meetings held by all committees of Salisbury’s Board of Directors on which they served. Salisbury does not maintain a policy for directors’ attendance at Salisbury’s Annual Meetings of Shareholders, but encourages all directors to attend. All of the directors of Salisbury attended Salisbury’s Annual Meeting of Shareholders on May 18, 2022 with the exception of Mr. Cantele.

Director Independence

The Board has determined that all directors are considered “independent” within the meaning of the independence standards of NASDAQ with the exception of Richard J. Cantele, Jr., who is an executive officer of Salisbury and the Bank. Mr. Cantele does not serve on any of Salisbury’s committees other than the Executive Committee. All members of the Nominating and Governance Committee, Human Resource and Compensation Committee and Audit Committee are “independent”. The Board based these determinations of independence primarily on a review of responses to Director Questionnaires regarding current and previous employment relationships as well as material transactions and relationships between Salisbury and Salisbury’s or the Bank’s directors, members of their immediate families, and entities in which directors have a significant interest.

80

Board Diversity

As a Smaller Reporting Company, Salisbury meets the diversity objectives of NASDAQ by including at least two female directors.

Board Diversity Matrix (as of December 31, 2022)
Total Number of Directors		8
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Identity
Directors	3	5	0	0
Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	3	5	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

Executive Committee

The Executive Committee has general supervision over the affairs of Salisbury between meetings of the Board of Directors. The current members of the Executive Committee are Richard J. Cantele, Jr., David B. Farrell (Chair), Neila B. Radin, and Grace E. Schalkwyk. The Executive Committee did not meet during 2022.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for assisting the Board of Directors in identifying and evaluating potential nominees for director and recommending qualified nominees to the Board for consideration; oversight of the annual evaluation process for the Board of Directors; and selecting director nominees to stand for election at Salisbury’s annual meetings of Shareholders. The Nominating and Governance Committee is also responsible for making recommendations to the Board of Directors relating to appropriate corporate governance matters, developments and practices. The Nominating and Governance Committee considers various factors and qualifications, in accordance with its Charter, Salisbury’s Bylaws and Certificate of Incorporation and applicable law. Its process for identifying and evaluating nominees for director has historically operated informally and without any differences in the manner in which it evaluates nominees recommended by Shareholders. The Nominating and Governance Committee is responsible for reviewing Shareholder nominations submitted to Salisbury. The Nominating and Governance Committee determines whether such nomination was submitted timely and whether it satisfies all applicable eligibility requirements before recommending appropriate action to the Board of Directors.

The Nominating and Governance Committee and the Board of Directors consider factors such as established age and tenure guidelines as well as those summarized below in evaluating director candidates, including any nominee submitted by Shareholders, and trust that Salisbury’s Bylaws, Nominating and Governance Committee Charter and the qualifications and considerations such as those enumerated below provide adequate guidance and flexibility in evaluating candidates. The Board of Directors has adopted a policy with regard to the consideration of diversity in identifying director nominees, and remains committed to diversity at the Board level as well as with regard to employees. An audit or monitoring of such policy is performed periodically to examine and evaluate the effectiveness of the policy, as well as compliance with relevant laws, regulations and/or best practices. Audits of the policy are performed by either internal audit or Salisbury’s Risk Management Department and are submitted to the Audit Committee for review. Salisbury’s Nominating and Governance Committee works to ensure that the Board is composed of individuals with expertise in fields relevant to Salisbury’s business, experience from different professions and industries, a diversity of age, ethnicity and gender and a range of tenures. This approach has proven beneficial given the complex and dynamic nature of the banking industry. The Nominating and Governance Committee considers a number of qualifications when identifying and recommending a director nominee, including whether the nominee would assist in achieving a mix of board members that represents a variety of background, experience and diversity. Salisbury has been a leader in Board diversity, particularly with respect to gender diversity, with three women serving on the Board, and diversity of professional experience.

Qualifications for director candidates include:

•	Sound business judgment and financial sophistication in order to understand Salisbury’s financial and operating performance and to provide strategic guidance to management.
•	Business management experience.
•	Integrity, commitment, honesty and objectivity.
•	A general familiarity with (i) prudent banking principles; (ii) bank operations/technology; (iii) pertinent laws, policies and regulations; (iv) markets and trends affecting the financial services industry; and (v) local economic and business opportunities.
•	Strong communication skills in order to function effectively with Salisbury’s constituencies.
•	A financial interest in Salisbury as a Shareholder. Generally, candidates should not have relationships with Salisbury or the Bank that would disqualify the candidate from being considered independent.
•	Generally, candidates should be involved in philanthropic, education, business or civic leadership positions.
•	Generally, candidates should assist in achieving a mix of board members that represents a variety of background, experience and diversity.
•	Generally, candidates should be familiar with the geographic areas served by Salisbury.
•	Candidates should evidence a willingness and commitment to devote sufficient time and energy to prepare for and attend Board of Director and committee meetings and to diligently perform the duties and responsibilities of service as a director.
•	Candidates should not have interests that conflict with those of Salisbury or the Bank.
81

Salisbury has not paid a fee to any third-party or parties to identify or assist in identifying or evaluating potential nominees. The Board of Directors and Nominating and Governance Committee do not discriminate on the basis of sex, race, color, gender, national origin, religion or disability in the evaluation of candidates. The Nominating and Governance Committee also recommends to the Board of Directors for its approval that directors serve as members of each committee, recommends corporate governance principles applicable to Salisbury, and oversees the annual evaluation process for the Board.

A copy of Salisbury’s Nominating and Governance Committee Charter is available on Salisbury’s website at salisburybank.com under “Shareholder Relations”, “Governance Documents”.

Any Shareholder who wishes to recommend a nominee for director should send the required information, as set forth below and in Salisbury’s Bylaws, to the attention of the Secretary at Salisbury Bancorp, Inc., 5 Bissell Street, P.O. Box 1868, Lakeville, Connecticut 06039-1868. Such nominations by a Shareholder shall be made only if such written notice of such Shareholder’s intent to make such nomination has been given to the Secretary not less than twenty (20) days and not more than sixty (60) days prior to the anniversary of the date on which Salisbury first mailed its proxy statement related to the annual meeting in the prior year.

Such Shareholder’s notice shall set forth (1) as to each person whom the Shareholder proposes to nominate for election as a Director, (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of Salisbury that are beneficially owned by such person, and (d) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to applicable law and regulations (including without limitation such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (2) as to the Shareholder giving the notice, (a) the name and address, as they appear on Salisbury’s books, of such Shareholder, (b) the class and number of shares of Salisbury that are beneficially owned by such Shareholder, (c) representation that the Shareholder is a holder of record of Common Stock of Salisbury entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, and (d) a description of all arrangements or understandings between the Shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the Shareholder.

The current members of the Nominating and Governance Committee are George E. Banta, Arthur J. Bassin, David B. Farrell, Holly J. Nelson, and Neila B. Radin (Chair). All such members are “independent” in accordance with the independence standards of NASDAQ. The Nominating and Governance Committee met two (2) times during 2022.

Audit Committee

Salisbury’s Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act for the purpose of overseeing the accounting and financial reporting process of Salisbury and audits of the financial statements of Salisbury. Subject to the Audit Committee Charter, the Audit Committee assists the Board of Directors in fulfilling its responsibility to the Shareholders, potential Shareholders and investment community relating to corporate accounting, reporting practices of Salisbury, and the quality and integrity of the financial reports of Salisbury. In so doing, it is the responsibility of the Audit Committee to appoint and oversee the independent auditors for Salisbury and to maintain free and open means of communication between the directors, the independent auditors, the internal auditors and the financial management of Salisbury.

The responsibilities of the Audit Committee are governed by Salisbury’s Audit Committee Charter, which was adopted by Salisbury’s Board of Directors. Its current members are David B. Farrell, Paul S. Hoffner, Neila B. Radin, and Grace E. Schalkwyk (Chair). The Audit Committee formally met nine (9) times during 2022. Each of the members of the Audit Committee is an “independent director” in accordance with the independence standards of NASDAQ. The Board of Directors has determined that David B. Farrell and Grace E. Schalkwyk each qualify as an “audit committee financial expert” as such term is defined by federal securities laws and regulations. Additionally, the Board of Directors are of the opinion that the members of the Audit Committee bring diverse educational, business and professional experience that is beneficial to the Audit Committee function of Salisbury and the Bank and enables the Audit Committee to fulfill its responsibility.

A copy of Salisbury’s Audit Committee Charter is available on Salisbury’s website at salisburybank.com under “Shareholder Relations”, “Governance Documents”.

Compensation Committee

The Human Resource and Compensation Committee (the “Compensation Committee”) is currently comprised of the following members of the Board of Directors, all of whom are considered “independent” pursuant to the independence standards of NASDAQ: George E. Banta, Arthur J. Bassin (Chair), David B. Farrell, Paul S. Hoffner, and Neila B. Radin. The Compensation Committee met eight (8) times during 2022.

A copy of Salisbury’s Human Resource and Compensation Committee Charter, which the Compensation Committee and the Board of Directors review and assess at least annually, is available on Salisbury’s website at salisburybank.com under “Shareholder Relations”, “Governance Documents”.

The role and responsibilities of the Compensation Committee as well as discussion of the Compensation Committee processes and procedures, including its use of independent compensation consultants and the role of executive officers in determining or recommending the amount or form of executive and director compensation, are further described below under “Compensation Discussion and Analysis.”

Compensation Committee Report

The Compensation Committee performs various functions related to compensation, which is described more fully below. The Compensation Committee has reviewed and discussed with management the section below entitled “Compensation Discussion and Analysis.” Based on this discussion, the Compensation Committee recommended that the Board of Directors include the Compensation Discussion and Analysis in Salisbury’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Submitted by: George E. Banta, Arthur J. Bassin (Chair), David B. Farrell, Paul S. Hoffner, and Neila B. Radin.

Compensation Committee Interlocks and Insider Participation

No current or former executive officer or other employee of Salisbury or the Bank served on the Compensation Committee in 2022. No executive officer of Salisbury served on the Compensation Committee or the board of directors of any other entity during 2022 that had one of its executive officers serving on the Compensation Committee or the Board of Salisbury or the Bank. No member of the Compensation Committee of Salisbury had any relationship with Salisbury or the Bank since January 1, 2022 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

Board Leadership Structure

The Board of Directors regularly reviews and assesses the effectiveness of its leadership structure and will implement any changes as it deems appropriate.

The leadership structure is comprised of a staggered board of directors, which includes the two separate individuals who serve as the Chairman, who is independent under the independence standards of NASDAQ, and the Chief Executive Officer, who also serves as President (and is, therefore, not considered independent as he is an officer of Salisbury). All other directors are independent under the independence standards of NASDAQ. David B. Farrell was elected Chairman of the Board of Salisbury and the Bank May 15, 2019.

Salisbury’s Bylaws provide that the Board shall elect from among its members a Chair of the Board, who shall preside at all Board meetings. If the Chair is an officer of Salisbury or the Bank, the Board shall elect an independent Presiding Director and shall by resolution set forth the duties and responsibilities of the Presiding Director. The Board will elect a Chair, and, if warranted, a Presiding Director, at Salisbury’s Organizational Meeting following the Annual Meeting of Shareholders.

The Board has set the number of directors at eight (8). Salisbury has established responsibilities for the Chair and, if warranted, a Presiding Director, to ensure that the Board of Directors is adequately informed about the affairs of Salisbury and the Bank. Salisbury deems that this leadership structure ensures appropriate and effective governance of Salisbury and the Bank.

Consistent with applicable corporate governance guidelines and Salisbury’s Bylaws, the primary responsibilities of the Chair are to be responsible for the leadership of the board meetings, prepare the agenda and preside over meetings.

To assess effective independent oversight, the Board of Directors has adopted several governance practices, including regular executive sessions of independent directors and annual performance evaluations of the directors and the Chief Executive Officer by the independent directors. The Board of Directors maintains a Board Chair Succession Plan which provides an appropriate framework to ensure that Salisbury is able to meet the changing needs of the organization; to think about recruitment and assessment of board members before they are needed; and to maintain/improve competencies of board members.

Salisbury recognizes that no single leadership model is appropriate for all companies at all times. The Board of Directors recognizes that, depending upon the circumstances, other leadership models might be appropriate at some point, and the Board of Directors periodically reviews its leadership structure in this regard.

Board Role in Risk Oversight

The Board oversees risks inherent to the business of banking by delegating oversight to certain Board committees, management committees and the Chief Executive Officer. Additionally, the Audit Committee monitors: (1) the effectiveness of Salisbury’s internal controls; (2) the integrity of its Consolidated Financial Statements; and (3) compliance with legal and regulatory requirements. In addition, the Audit Committee coordinates with the internal audit function and the independent registered public accountant.

At the monthly Board meetings, the Board receives the minutes from each Committee meeting and the Chair of each Committee reports on Committee actions. The Board also receives various reports from key members of senior management and regularly reviews and discusses these reports with senior managers. The Board reviews the policies and practices of Salisbury and the Bank on a regular basis. In addition, the Board reviews corporate strategies and objectives and evaluates business performance.

During times when there may be elevated levels of risk, such as those presented by the COVID-19 pandemic, the Board monitors the impact on the risk profile by regularly reviewing and monitoring management’s response and actions taken to mitigate risks, including financial and non-financial risks, business continuity, and human capital risks.

Code of Ethics

Salisbury has adopted a Code of Ethics and Conflicts of Interest Policy that applies to Salisbury’s directors, officers and employees, including Salisbury’s Principal Executive Officer and Principal Financial Officer. A copy of such Code of Ethics is available upon request, without charge, by writing to Shelly L. Humeston, Secretary, Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, Connecticut 06039-1868.

Derivative Trading and Hedging

Salisbury has a policy that all of its directors, officers and other employees who possess material nonpublic information regarding Salisbury refrain from making any purchases, sales or recommendations relating to Salisbury. In addition, it is Salisbury’s policy that all directors, officers and employees shall not engage in any of the following activities with respect to Salisbury’s securities: (1) trade in Salisbury’s securities on a short-term basis; any security of Salisbury purchased by a director, officer or employee of Salisbury is to be held for investment rather than trading purposes (which generally means for a minimum of nine (9) months before sale, unless the security is subject to a forced sale which has been approved based upon a significant and unexpected change in the financial circumstances of the purchaser, such as the death or serious illness of a family member, or other substantial justification; (2) purchase Salisbury’s securities on margin; or (3) make any “short-sales” of Salisbury’s securities.

Board of Directors’ Communications with Shareholders

Salisbury’s Board of Directors does not have a formal process for Shareholders to send communications to the Board of Directors, however, the volume of such communications has historically been de minimus. Accordingly, the Board of Directors considers Salisbury’s informal process to be adequate to address the needs of Salisbury and its shareholders in this regard. Historically, such informal process has functioned as follows: any Shareholder communication is forwarded to the President and Chief Executive Officer for appropriate discussion by the Board of Directors and the formulation of an appropriate response. Shareholders may forward written communications to the Board of Directors by addressing such comments to the Board of Directors of Salisbury Bancorp, Inc., 5 Bissell Street, P. O. Box 1868, Lakeville, Connecticut 06039-1868.

Audit Committee Report

The following is the report of the Audit Committee with respect to the audited financial statements for the fiscal year 2022. The Audit Committee has reviewed and discussed Salisbury’s audited financial statements for the fiscal year ended December 31, 2022 with management and has discussed the matters that are required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board, with Baker Newman & Noyes, P.A., LLC (“BNN”), Salisbury’s independent registered accounting firm.

The Audit Committee has received the written disclosures and the letter from BNN required by the Public Company Accounting Oversight Board for independent auditor communications with Audit Committees concerning independence, and has discussed BNN’s independence with respect to Salisbury with BNN.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Salisbury’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

The foregoing Report of Salisbury’s Audit Committee is provided in accordance with the rules and regulations of the SEC. Pursuant to such rules and regulations, this Report shall not be deemed “soliciting material,” filed with the SEC, subject to Regulation 14A and 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

Submitted by: David B. Farrell, Paul S. Hoffner, Neila B. Radin, and Grace E. Schalkwyk (Chair).

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

As a “Smaller Reporting Company”, we are not required to include a Compensation Discussion and Analysis (“CD&A”) under Item 402(b) of Regulation S-K. Nevertheless, we want our shareholders to fully understand our compensation policies and procedures so we have incorporated many, but not all, of the required disclosures of a full CD&A.

This section discusses Salisbury’s overall executive compensation philosophy, guidelines and programs for the fiscal year ended December 31, 2022. Salisbury’s executive compensation program and policies are designed to reward Salisbury’s executives based upon achievement of long and short-term goals while effectively managing risk. The following discussion explains the process, objectives and measurements used by the Compensation Committee in setting the compensation of Salisbury’s Named Executive Officers (also referred to herein as “NEOs”). For a full understanding of the information presented, please consider the following discussion together with the tables and its related narrative and footnotes below.

The following table lists Salisbury’s NEOs during the fiscal year ended December 31, 2022:

Name	Position with Salisbury During the Fiscal Year Ended December 31, 2022
Richard J. Cantele, Jr.	President and Chief Executive Officer of Salisbury and the Bank
John M. Davies	President of NY Region and Chief Lending Officer of the Bank
Peter Albero	Executive Vice President and Chief Financial Officer of Salisbury and the Bank

Executive Summary

The Board of Directors of Salisbury and the Compensation Committee are committed to a pay-for-performance philosophy. The executive team continues to take actions to improve profitability and ensure that Salisbury acts in a manner that preserves and enhances Shareholder value.

The Compensation Committee remains focused on maintaining pay/performance alignment and maintaining proportionality relative to our stakeholders. Using approved performance metrics and vehicles available through our 2017 Long Term Incentive Plan, the Compensation Committee is able to appropriately compensate executives and staff.

During 2022, the Compensation Committee evaluated incentive awards based on Salisbury’s performance against financial goals, performance relative to peers, and progress toward the achievement of other strategic and operational priorities. Salisbury’s performance remained strong throughout 2022 and even exceeded expectations. The 2022 awards were consistent with the Compensation Committee’s intent to reward and retain key employees for ensuring that, despite the uncertainties, Salisbury remains focused on strategies and goals that will enhance long-term value for all stakeholders.

The COVID-19 pandemic continues to evolve, and its effects remain uncertain. The Compensation Committee and the Board will continue to evaluate our compensation programs to ensure that they continue to serve the best interests of our company and our Shareholders.

2022 Executive Compensation Decisions

The Compensation Committee, working with an independent compensation consultant, establishes base salary and the target Short Term Incentive Plan (“STIP”) bonus opportunity levels for each NEO based on a review of Bank performance overall and on each NEO’s performance for the previous year against specific financial targets and individual qualitative goals. Base salary levels have been targeted at or near the average base salary compensation level of the peer group. If necessary and appropriate, market adjustments or equity awards are used to bring the NEOs up to peer group averages.  The Compensation Committee endeavors to maintain a balance between cash compensation and equity-based compensation and to balance short term incentives with longer term incentives.  In 2022, the Compensation Committee recommended, and the Board approved, an award to NEOs of 11,500 shares of restricted stock and 7,000 performance based restricted stock units in the aggregate.

Compensation Governance Practices

Salisbury has in place the following executive compensation best practices and policies, which promote sound compensation governance and are in the best interests of our Shareholders:

What We Do	What We Don’t Do
☑ Performance-based variable compensation through formal incentive programs	☒ No severance benefits exceeding 3x base salary and annual cash bonus
☑ Annual incentive plan risk assessments	☒ No guaranteed incentive payments
☑ Benchmarking against a relevant peer group	☒ No uncapped non-sales incentive plans
☑ Double trigger for change in control payments	☒ No significant/excessive perquisites
☑ Clawback policy	☒ No tax gross-ups
☑ Independent compensation consultant

Say-on-Pay Results

Salisbury holds an annual non-binding Shareholder advisory vote with respect to “say-on-pay”. Nearly 97% of Salisbury’s voting Shareholders approved the “say-on-pay” proposal concerning the compensation of Salisbury’s NEOs described in Salisbury’s annual meeting proxy statement for the year 2022. The Compensation Committee believes that Shareholders generally support Salisbury’s approach to executive compensation and will continue to consider the say-on-pay Shareholder voting results when making compensation decisions for NEOs.

Compensation Philosophy and Objectives

The compensation objectives of the Board of Directors and Compensation Committee begin with the premise that Salisbury’s success depends, in large part, on the dedication and commitment of the people Salisbury places in key management positions and on the incentives provided to such persons to successfully implement Salisbury’s business strategy and other corporate objectives. The overall objective of Salisbury’s compensation program is to maximize Shareholder value through the recruitment, retention and motivation of talented employees and officers (including NEOs as identified in the section titled “Executive Compensation” and the Summary Compensation Table below) of Salisbury. We recognize that the Bank operates in a competitive environment for talent. Therefore, Salisbury’s approach considers a full range of compensation elements that enable us to compare favorably with Salisbury’s peers as we seek to attract and retain key personnel.

The Compensation Committee pays particular attention to designing compensation plans that do not encourage Salisbury’s NEOs and other executive officers to take inappropriate or excessive risks. As such, Salisbury assesses its program annually from a risk perspective and seeks to implement the best practices in the industry.

The compensation program closely aligns total compensation with achievement of strategic and financial goals. It is Salisbury’s intention that a meaningful portion of total compensation should be tied to Shareholder return, thereby encouraging and rewarding NEOs and other executives for pursuing strategies that increase tangible book value and earnings per share over time. Accordingly, the 2017 Long Term Incentive Plan was approved by Shareholders at the Annual Meeting on May 17, 2017 in order to award restricted stock, stock options and other equity related awards to Salisbury’s officers, employees and directors to further align their interests with those of Salisbury’s Shareholders.

The Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) in 2021 to conduct a comprehensive review of all elements of compensation for NEOs to ensure that the current compensation structure is consistent with the objectives outlined above. The Compensation Committee intends for total compensation to be commensurate with that of like institutions with similar performance.

As a result of this comprehensive review, during 2021 the Compensation Committee recommended, and the Board of Directors approved, compensation changes for NEOs to ensure that total compensation is aligned with the market median. The Compensation Committee and the Board of Directors annually review the CEOs participation in a non-qualified deferred compensation plan, which allows for annual discretionary employer contributions based on a qualitative assessment of the CEOs performance and the financial performance of the Bank to provide more flexibility in the contribution, vesting, investment vehicles and distribution of payments. Stock ownership guidelines for the CEO are a minimum of three (3) times his base salary in Salisbury common stock.

Role of the Compensation Committee

The Compensation Committee is currently comprised of five (5) members of the Board, each of whom is independent in accordance with the independence standards of NASDAQ. The Compensation Committee operates under a written charter that establishes its responsibilities. A copy of the Compensation Committee Charter can be found on Salisbury’s website at salisburybank.com under “Shareholder Relations”, “Governance Documents”. The Compensation Committee reviews the charter annually to ensure that the scope of the charter is consistent with the Compensation Committee’s expected role. Under the charter, the Compensation Committee is responsible for reviewing Salisbury’s general compensation strategy, establishing salaries and reviewing benefit programs, including pensions and incentive compensation plans; and advising the Board of Directors and making recommendations with respect to such plans. In particular, the Compensation Committee reviews and approves Salisbury’s compensation strategies and objectives, reviews and approves executive officers’ compensation, administers incentive plans and reviews and makes recommendations to the Board regarding general employee pension benefit plans and other benefit plans on an as needed basis. The charter provides that compensation and benefit matters related to the Chief Executive Officer must also be approved by all outside (non-employee) members of Salisbury’s Board based on the evaluation of the CEO’s performance. Consistent with applicable law, the charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

Salisbury strives for pay packages that are fair and equitable. In determining whether compensation of executive officers is fair, the Compensation Committee considers each component of compensation including salary and bonus, stock compensation, amounts to be received from any deferred compensation, severance, perquisites and benefits. In establishing levels of compensation, the Compensation Committee endeavors to take into consideration an individual’s performance, level of expertise, responsibilities, length of service, comparable levels of compensation paid to executives of other companies of comparable size and development within the industry, as well as the financial condition and performance of the Bank.

Role of Management

Certain members of the Bank’s executive team provide input to the Compensation Committee regarding compensation matters. In particular, officers who serve as a resource to the Compensation Committee include the President and Chief Executive Officer, the Chief Financial Officer, the Director of Human Resources, and the Corporate Secretary. As requested by the Compensation Committee from time to time, these officers provide input regarding employee compensation programs for employees other than themselves, present data and analysis to formulate recommendations regarding employee compensation, benefit plans, related insurance matters, and promotions. The Director of Human Resources provides the Compensation Committee with data for its consideration in setting the base salary for the NEOs. The Compensation Committee considers this input from management critical to ensuring that the Compensation Committee and its advisers have the data needed to make informed decisions with respect to Salisbury’s compensation programs and each NEO’s individual compensation.

No individual executive officer may participate in the review, discussion or decision of the Compensation Committee regarding their own compensation. Executive officers may participate in the review, discussion or decision of the Compensation Committee regarding other employee compensation, director compensation, benefit plans and promotions.

Interaction with the Compensation Consultant

As discussed above, in carrying out its duties, the Compensation Committee has the sole authority to retain, at Salisbury’s expense, and to terminate a compensation consultant and to approve the consultant’s fees and all other terms of the engagement. The Compensation Committee also has the authority to retain independent counsel and other advisors at Salisbury’s expense as needed. The consultants provide expertise and information about competitive trends in the industry. The consultants also provide survey data and assist in assembling relevant comparison groups for various purposes and establishing benchmarks for base salary and cash incentives based on a number of factors.

During 2022, the Compensation Committee engaged the services of Pearl Meyer as an objective third-party consultant to conduct services including review of the proposed compensation peer group for 2022 pay decisions, NEO compensation, Board compensation, and guidance with 2022 incentive plan payouts.

In conducting its review, the Compensation Committee also relied on other survey sources, including Pearl Meyer & Partners Northeast Bankers Salary Survey 2022 and S&P Global for proxy compensation data for NEOs for the approved compensation peer group.

Benchmarking of Compensation; Peer Group

The Compensation Committee periodically benchmarks compensation of executive officers and directors utilizing published industry surveys and publicly disclosed information from a peer group of publicly traded financial institutions. The last comprehensive competitive market assessment by Pearl Meyer was conducted in 2020. On December 15, 2021, the Compensation Committee reviewed and approved a peer group of banks with publicly traded holding companies to assist the Compensation Committee in helping to assess competitive compensation as well as relative performance comparisons for short and long-term incentive opportunities for 2022. The peer group includes the following:

Holding Company Name	Bank Name
1st Constitution Bancorp	1st Constitution Bank
Bank of Princeton	The Bank of Princeton
Bankwell Financial Group, Inc.	Bankwell Bank
Chemung Financial Corp.	Chemung Canal Trust Company
Embassy Bancorp, Inc.	Embassy Bank (for the Lehigh Valley)
Emclaire Financial Corp.	Farmers National Bank of Emlenton
Evans Bancorp, Inc.	Evans Bank, N.A.
FNCB Bancorp, Inc.	FNCB Bank
Greene County Bancorp, Inc. (MHC)	The Bank of Greene County (MHC)
Norwood Financial Corp.	Wayne Bank
Parke Bancorp, Inc.	Parke Bank
Pathfinder Bancorp, Inc.	Pathfinder Bank
PCSB Financial Corp.	PCSB Bank
Provident Bancorp, Inc.	Provident Bank (MHC)
Prudential Bancorp, Inc.	Prudential Savings Bank
Rhinebeck Bancorp, Inc. (MHC)	Rhinebeck Bank
Union Bankshares, Inc.	Union Bank
Unity Bancorp, Inc.	Unity Bank
Western New England Bancorp, Inc.	Westfield Bank

Elements of Compensation

Salisbury’s compensation program with respect to its NEOs primarily consists of the following:

•	Base salary, which is designed to provide a reasonable level of predictable income commensurate with the market standards for each executive position and to attract and retain executives with a proven track record of performance;
•	Annual incentive compensation, which is based both on specified goals and benchmarks for individuals and the institution as a whole, as recommended by senior management and approved by the Compensation Committee;
•	Long-term equity compensation, which aligns the interests of key employees with those of the Shareholders through the grant of restricted shares and stock options. A portion of our equity awards are performance-based and are intended to link financial outcome for key employees to performance that maximizes long-term Shareholder returns;
•	Severance benefits payable pursuant to agreements between certain executive officers and Salisbury;
•	Retirement benefits payable pursuant to Salisbury’s tax-qualified and non-qualified plans; and
•	Other broad-based benefits consistent with industry practice, which are competitive in the market.

The following sections summarize the role of each component, how decisions are made and resulting decisions for the fiscal year ended December 31, 2022 as they relate to the NEOs.

Base Salaries. Base salary is designed to provide a reasonable level of predictable income commensurate with market standards for the position held, adjusted for specific responsibilities, individual experience and demonstrated performance. Base salaries are reviewed annually and adjusted from time to time to realign base salaries with market levels after considering various factors including:

•	Market data for peer institutions and direct competitors located in the Northeast region;
•	Internal review of the NEOs’ compensation, both individually and relative to other officers of Salisbury;
•	Qualification and experience of the executive;
•	Achievement of company-wide objectives; and
•	Financial condition and results of operations, including tax and accounting impact on Salisbury of the base salaries.

Details regarding base salary are included in the section below entitled “Executive Compensation” and the Summary Compensation Table in that section.

Short Term Incentive Plan (“STIP”). Salisbury maintains a STIP intended to motivate employees to attain desired objectives and to encourage teamwork and collaboration while aligning compensation with overall Bank performance. This STIP is a key element of the total compensation benefits provided to Salisbury’s NEOs and enables Salisbury to remain competitive with the market by providing the opportunity to receive meaningful cash incentives. The design of the STIP is intended to ensure that no benefits are paid to executives and other employees unless Bank performance goals are attained. If Salisbury’s performance goals are attained, the Compensation Committee then considers, with management’s input, whether to make awards under the STIP. The Compensation Committee reviews specific performance measures to determine participants’ payout amounts based upon recommendations made by management. The Compensation Committee believes that establishing specific performance measures for participants will enhance the ability of the STIP to encourage performance in those targeted areas. The Compensation Committee reviews the STIP each year and, if necessary, adjusts the specific performance metrics, goals and compensation opportunities based on business objectives.

For the fiscal year ended December 31, 2022, the Compensation Committee approved the following performance metrics for NEOs:

Performance Metric	Weighting
Earnings Per Share (“EPS”)	40%
Efficiency Ratio	20%
Return on Average Assets (“ROAA”)	40%

For fiscal year 2022, Salisbury’s annual target incentive ratios as a percentage of base salary and in dollars, as well as the actual incentive ratios as a percentage of base salary and in dollars for the NEOs, were as follows:

Executive	Target STOP (as a % of salary)	Target STIP (in $)	Actual STIP (as a % of salary)	Actual STIP (in $)
Richard J. Cantele, Jr., President and Chief Executive Officer	35%	$182,000	50.96%	$265,720
John M. Davies, President of NY Region and Chief Lending Officer	30%	$80,647	43.68%	$117,744
Peter Albero, Executive Vice President and Chief Financial Officer	30%	$81,416	43.68%	$118,867

After reviewing 2022 financial performance, the Compensation Committee approved 2022 STIP awards as noted above. Salisbury’s earnings per share, efficiency ratio and return on average assets for fiscal year 2022 exceeded the performance targets. Each of these financial targets was weighted as noted above when determining the actual STIP payout. Salisbury’s outperformance on all three financial metrics resulted in an actual STIP payout that exceeded the target payout.

Long Term Incentive Plan (“LTIP”). The goal of the Salisbury 2017 Long Term Incentive Plan (“2017 LTIP”) is to promote Salisbury’s growth and profitability, to provide certain employees, officers and directors with an incentive to achieve corporate objectives, to motivate, attract and retain individuals of outstanding competence, and to strengthen the mutuality of interests between such persons and Salisbury’s Shareholders.

On February 28, 2022, the Compensation Committee granted a total of 13,900 Performance Based Restricted Stock Units pursuant to the 2017 LTIP, including 7,000 units in the aggregate to NEOs. Mr. Cantele received 3,000 units, Mr. Davies received 2,000 units, and Mr. Albero received 2,000 units. The aggregate fair value of the units as of the grant date was determined to be $393,752 and the units vest three years from the grant date. Vesting of the Performance Based Restricted Stock Units are contingent upon achieving tangible book value (“TBV”) growth over the three-year measurement period. The threshold increase in TBV in order to receive an award is $3.50. No portion of the award will be earned if the increase in TBV at the end of the measurement period is less than $3.50. One hundred percent (100%) of the award (the “target payout”) will be earned if the increase in TBV for the measurement period is $4.50, and an award will be earned in excess of the target payout if growth in TBV exceeds $4.50. The actual number of restricted stock units earned will be scaled, based on actual performance over the measurement period versus the stated goals. Performance Based Restricted Stock Units are reported in the year granted and reflect the maximum possible valuation

Executive	Threshold ($3.50 or 75%)	Target ($4.50 or 100%)	Maximum ($6.50 or 150%)
Richard J. Cantele, Jr., President and Chief Executive Officer	2,250	3,000	4,500
John M. Davies, President of NY Region and Chief Lending Officer	1,500	2,000	3,000
Peter Albero, Executive Vice President and Chief Financial Officer	1,500	2,000	3,000

On February 28, 2022, the Compensation Committee granted 28,700 shares of restricted stock, including 11,500 shares in the aggregate to NEOs. Mr. Cantele received 5,600 shares, Mr. Davies received 2,400 shares, and Mr. Albero received 3,500 shares. On May 18, 2022, 7,980 shares of restricted stock were granted to non-employee directors. The aggregate fair value of the stock as of the grant date was determined to be $813,000 and $205,000, respectively and the stock vests three years from the grant date.

Phantom Stock Appreciation Unit and Long Term Incentive Plan. Effective January 1, 2015, the Board of Directors adopted the 2015 Phantom Stock Appreciation Unit and Long Term Incentive Plan (the “Plan”) to promote the long-term financial success of Salisbury and the Bank, by providing a means to attract, retain and reward individuals who can and do contribute to such success and further align their interests with those of Salisbury’s Shareholders. A “Phantom Stock Appreciation Unit” represents the right to receive a cash payment on the determination date (i.e., the vesting date) equal to the positive difference between the strike price (which shall not be less than the tangible book value) on the grant date and the tangible book value of a share of Salisbury’s Common Stock on the determination date. There have been no Phantom Stock Appreciation Units granted since 2018, which awards vested in 2021, on the third anniversary of the grant date.

Management Agreements. Salisbury or the Bank has entered into various management agreements with its NEOs, including a severance agreement with Mr. Cantele, Salisbury’s President and Chief Executive Officer, a change in control agreement with Mr. Albero, Salisbury’s Executive Vice President and Chief Financial Officer, and a severance agreement with Mr. Davies, Salisbury’s President of the New York Region and Chief Lending Officer. Such agreements are designed to allow Salisbury to retain the services of the designated executives while reducing, to the extent possible, unnecessary disruptions to Salisbury’s operations. In addition, it is the intent of the Compensation Committee to better align the interests of the executive with those of Salisbury’s Shareholders, and the Compensation Committee believes that these agreements allow executives to more objectively evaluate opportunities for Shareholders without causing undue personal financial conflicts. For a more detailed description of these agreements, please see the discussion following the Summary Compensation Table, below.

Broad-based Benefits. Salisbury or the Bank also provides Salisbury’s NEOs certain broad-based benefits available to all qualifying employees, including:

•	a defined contribution 401(k) retirement plan and discretionary profit-sharing plan;
•	an employee stock ownership plan;
•	medical coverage (all employees share in a percentage of the cost, depending on their elections); and
•	group life insurance coverage (death benefit capped at $350,000, with the value of the death benefit over $50,000 being reported as taxable income to all employees).

Executive Benefits and Perquisites. In addition to the broad-based benefits described above, the NEOs received the following fringe benefits and perquisites in 2022:

•	the NEOs and other senior officers may participate in a non-qualified deferred compensation plan into which the Board can make a discretionary contribution each year; and
•	the NEOs and other senior officers are parties to split dollar life insurance agreements with the Bank.

Risk Management

The Compensation Committee regularly reviews all incentive-based plans to ensure that controls are in place so that Salisbury’s employees are not presented with opportunities to take unnecessary and excessive risks that could threaten the value of Salisbury and the Bank. With respect to the STIP and LTIP, the Compensation Committee reviews and approves the Bank-wide performance objectives that determine bonus payments to be made thereunder. The performance objectives selected are prevalent measures used by comparable financial institutions and Salisbury’s peer group.

Compensation Clawback Policy

Salisbury maintains a Compensation Clawback Policy, which applies to Salisbury’s STIP, LTIP and employer discretionary contributions to the NQDC Plan and which allows Salisbury to recover any bonus payment made to any Covered Officer, as defined below, that was based on materially inaccurate financial statements or other materially inaccurate reporting or fraud. The Clawback Policy applies to Salisbury’s NEOs and other Executive Officers (each a “Covered Officer”). In the event the Compensation Committee determines that fraud, material error, gross negligence or intentional illegal conduct or misconduct (each, a “Covered Misconduct” as defined in the Clawback Policy) has contributed to Salisbury’s restatement of its financial statements, the Compensation Committee, in its discretion, will, refer the matter and its recommendation as to an appropriate remedy to the Board of Directors for consideration.

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee and Salisbury’s Board of Directors and management consider the accounting and tax (individual and corporate) consequences of the compensation plans prior to making changes to the plans. The Compensation Committee has considered the impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 718 (formerly SFAS No. 123(R)), on Salisbury’s use of equity incentives as a key retention tool.

As part of its role, the Compensation Committee also reviews and considers sections of the Internal Revenue Code (“IRC”), including but not limited to, potential parachute payments that could result in excise taxes under IRC Section 280G and the deductibility of executive compensation under Section 162(m), which limits deduction of compensation paid to NEOs to $1,000,000. This applies to base salary, all cash incentive plans and equity grants other than stock options. During fiscal 2022, one employee received taxable compensation in excess of $1,000,000 and therefore, deductibility of compensation was limited by these sections of the IRC.

Ownership Guidelines

Salisbury maintains minimum stock ownership guidelines for the CEO of three (3) times base salary. Salisbury regularly reviews the stock ownership levels of directors and other NEOs. As of December 31, 2022, Salisbury’s executive officers and directors own approximately 8% of Salisbury’s outstanding shares. Such amounts include a total of 64,580 restricted shares awarded to officers and directors.

EXECUTIVE COMPENSATION

Named Executive Officers of Salisbury

The following table shows the compensation of Salisbury’s Named Executive Officers, which include those individuals who served as President and Chief Executive Officer, Chief Lending Officer, and Chief Financial Officer as of December 31, 2022 and 2021. Pursuant to federal securities laws and regulations, these persons are referred to as Salisbury’s “Named Executive Officers” or “NEOs.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2)(3) ($)	Option Awards ($)	All Other Compensation(4) ($)	Total ($)
Richard J. Cantele, Jr., President and Chief	2022	520,000	265,720	286,133	0	146,433	1,218,286
Executive Officer	2021	435,308	223,860	233,808	0	152,427	1,045,403
John M. Davies, President of NY Region and Chief	2022	268,822	117,744	154,982	0	35,488	577,036
Lending Officer	2021	262,266	96,776	125,805	0	82,212	567,059
Peter Albero, Executive Vice President and Chief	2022	265,385	118,867	184,145	0	47,052	615,449
Financial Officer	2021	258,912	95,538	143,845	0	98,301	596,596

(1)	Bonuses are accrued in the year indicated and are generally paid in the succeeding fiscal year. A portion of the bonus Mr. Cantele and Mr. Albero earned in 2022 was paid in 2022. The remainder was paid in 2023. The bonus earned in 2021 was paid in 2022.
(2)	Reflects the aggregate fair value of restricted stock awards on date of grant. The value is the amount recognized for financial statement purposes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.
(3)	The 2022 awards to NEOs Cantele, Davies, and Albero represent 5,600, 2,400, and 3,500 shares of restricted stock, respectively, granted on 2/28/22 pursuant to Salisbury’s LTIP, which shares vest on the third anniversary of the grant date. The 2022 awards also include units of performance based restricted stock, of which 3,000 units were granted to Mr. Cantele and 2,000 units were granted to each of Mr. Davies and Mr. Albero, on 2/28/22. The maximum payout for such performance based restricted stock units (assumes a share price of $30.00) is $135,000 for Mr. Cantele; $90,000 for Mr. Davies; and $90,000 for Mr. Albero.
(4)	All other compensation was comprised of the following elements for the year ended December 31, 2022:

	Cantele ($)	Davis ($)	Albero ($)
Group Term Life Insurance	1,224	856	464
Non-qualified Deferred Comp.	101,781	0	10,244
401(k) Employer Contribution	26,985	24,493	24,493
Dividends paid on restricted stock	11,072	4,768	6,480
Employee Stock Ownership Plan	5,371	5,371	5,371
TOTAL	$146,433	$35,488	$47,052

CEO Pay Ratio – 23:1

The SEC requires disclosure of the median annual total compensation of all employees (excluding the chief executive officer), the annual total compensation of the chief executive officer, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer. The disclosure is required in any annual report, proxy or information statement, or registration statement that requires executive compensation disclosure pursuant to Item 402 of Regulation S-K.

The Compensation Committee strives to maintain an executive compensation program that is consistent and internally equitable to motivate Salisbury’s employees to perform in ways that enhance Shareholder value. Salisbury is committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay of executive officers and the pay of non-executive employees. The Compensation Committee reviewed a comparison of the CEO’s annual total compensation in fiscal year 2022 to that of all other employees for the same period.

The calculation of annual total compensation for the CEO for fiscal year 2022 as is reported in the Summary Compensation Table was $1,218,286. The calculation of annual total compensation of all other employees was determined by “Total W-2 Earnings” in the fiscal year reported (2022) and includes all employees as of December 31, 2022. Once the median employee was identified, the Summary Compensation Table methodology was used to calculate annual total compensation.

Salisbury’s median employee is identified by: (i) calculating the annual total compensation described above for each of Salisbury’s employees, and (ii) ranking the annual total compensation of all employees except for the CEO from lowest to highest (a list of 193 employees).

The annual total compensation for fiscal year 2022 for Salisbury’s median employee was $53,200. The resulting ratio, which represents a reasonable estimate calculated in a manner consistent with SEC rules and guidance, of Salisbury’s CEO’s pay to the pay of Salisbury’s median employee for fiscal year 2022 is 23 to 1.

The SEC’s rules provide flexibility in determining the pay ratio and a degree of imprecision that may result from the use of estimates, assumptions, adjustments, and statistical sampling that may be used to identify the “median employee” thus, this information should not be relied upon for comparing Salisbury to its peers.

Severance Agreement for Richard J. Cantele, Jr. On January 24, 2020, the Bank and Richard J. Cantele, Jr., President and Chief Executive Officer of the Bank, entered into an updated severance agreement, which became effective as of January 1, 2020 and superseded and replaced a prior severance agreement, to provide benefits to Mr. Cantele in the event of his termination of employment for the reasons set forth in the agreement. The term of the severance agreement is for two years, and automatically renews annually; provided, however, in the case of a change in control (as defined in the severance agreement), the severance agreement will automatically be extended for two years. In the event of Mr. Cantele’s (i) involuntary termination of employment by the Bank for reasons other than “cause” (as defined in the severance agreement) or due to his death or disability, or (ii) his voluntary termination of employment for “good reason” (also, as defined in the agreement) in either case, other than on or after a change in control, he will be entitled to a severance benefit equal to two (2) times the greater of (i) his annual base salary rate in effect on the date of termination or his average annual base salary rate for the twelve-month period ending on the last day of the calendar month immediately before the date of termination and (ii) his average annual cash bonus paid during or attributable to the two-year period immediately preceding the date of termination. Such benefit will be paid in a lump sum within 60 days following Mr. Cantele’s separation from service. In addition, Mr. Cantele generally will be entitled to continued participation in the Bank’s group health plan for two years following separation from service, subject to his payment of a portion of the premium substantially equal to the portion paid by executive employees of the Bank for comparable coverage. Payment of the severance benefits will be conditioned upon the execution by Mr. Cantele of a general release within 60 days of the date of his termination of employment, unless such payment is otherwise required to be deferred under IRC Section 409A. The severance agreement also requires Mr. Cantele to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one (1) year following his separation from service. The non-compete restriction shall not apply if the executive’s employment is terminated following a change in control.

In the event of a change in control followed by Mr. Cantele’s involuntary termination of employment for reasons other than cause or voluntary termination of employment for good reason, he will be entitled to a lump sum cash payment equal to three (3) times the greater of (i) his highest annual base salary rate in effect on the date of termination or his highest annual base salary rate for the twenty-four month period ending on the last day of the month preceding the date of termination, and (ii) his highest annual cash bonus paid or attributable to any year in the three-year period immediately preceding the date of the Change in Control, payable within 60 days following termination. The Bank will also provide him with life insurance coverage and non-taxable medical and dental coverage, at no cost to him, substantially comparable to the coverage maintained by the Bank for him prior to his date of termination, for a period of three years. In addition, Mr. Cantele will be entitled to the payment of unpaid compensation and benefits and unused vacation accrued through the date of his termination of employment. He will also receive reimbursement for expenses incurred on behalf of the Bank prior to his termination of employment within 60 days following his date of termination, unless such payment is otherwise required to be deferred under IRC Section 409A. In all other respects, the updated agreement is substantially the same as the original prior agreement.

Severance Agreement for John M. Davies. On January 24, 2020, the Bank and Mr. Davies, President of the New York Region and Chief Lending Officer of the Bank, entered into a severance agreement, which became effective as of January 1, 2020 and superseded and replaced a prior employment agreement, to provide benefits to Mr. Davies in the event of his termination of employment for the reasons set forth in the severance agreement. The term of the severance agreement is two years and automatically renews annually; provided, however, in the case of a change in control (as defined in the severance agreement), the severance agreement will automatically be extended for two years. In the event of Mr. Davies’ involuntary termination of employment by the Bank for reasons other than “cause” (as defined in the severance agreement) or his death or disability, or a voluntary termination of employment for “good reason” (as defined in the severance agreement), in either case, other than on or after a change in control, Mr. Davies will be entitled to a severance benefit equal to the greater of (i) his annual base salary rate in effect on the date of termination or his average annual base salary rate for the twelve-month period ending on the last day of the calendar month immediately before the date of termination and (ii) his average annual cash bonus paid during or attributable to the two-year period immediately preceding the date of termination. Such benefit will be paid in a lump sum within 60 days following his separation from service unless such payment is otherwise required to be deferred under IRC Section 409A. In addition, Mr. Davies generally will be entitled to continued participation in the Bank’s group health plan for two years following separation from service, subject to his payment of a premium portion substantially equal to the premium portion paid by executive employees of the Bank for comparable coverage. Payment of the severance benefits will be conditioned upon Mr. Davies executing a general release within 60 days following the date of his termination of employment. Further, the severance agreement requires Mr. Davies to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one (1) year following his separation from service. The non-compete restriction shall not apply if the executive’s employment is terminated following a change in control.

In the event of involuntary termination of employment for reasons other than cause or a voluntary termination of employment for good reason occurring on or after a change in control, Mr. Davies will be entitled to a lump sum cash payment equal to two (2) times the greater of (i) his highest annual base salary rate in effect on the date of termination or his average annual base salary rate for the twenty-four month period ending on the last day of the month preceding the date of termination, and (ii) his highest annual cash bonus paid or attributable to any year in the two-year period immediately preceding the date of the change in control. Such amount will be payable within sixty (60) days following termination, unless such payment is otherwise required to be deferred under IRC Section 409A. The Bank will also provide Mr. Davies with life insurance coverage and non-taxable medical and dental coverage for a period of two years, at no cost to him, substantially comparable to the coverage maintained by the Bank for him prior to his date of termination. In addition, Mr. Davies will be entitled to the payment of unpaid compensation and benefits and unused vacation accrued through the date of his termination of employment. He will also receive reimbursement for expenses incurred on behalf of the Bank prior to his termination of employment within sixty (60) days following his date of termination.

Change in Control Agreement for Peter Albero. On January 24, 2020, the Bank and Mr. Albero, Executive Vice President and Chief Financial Officer, entered into an updated change in control agreement, which became effective as of January 1, 2020 and superseded and replaced a prior change in control agreement between the parties. The change in control agreement will automatically renew for additional one (1) year terms, unless either party elects not to renew the agreement by providing notice of non-renewal to the other party at least thirty (30) days prior to the renewal date. The agreement was updated to provide that in the event Salisbury or the Bank at any time during the term of the change in control agreement effects a transaction which would be a “change in control” (as defined in the agreement), then the change in control agreement shall be automatically extended for twenty-four (24) months following the date a change in control occurs.

The change in control agreement was also updated to provide that in the event that Mr. Albero is involuntarily terminated on or after a change in control for reasons other than “cause” (as defined in the change in control agreement) or due to his death or disability, or voluntarily terminates for “good reason” (as defined in the change in control agreement) on or after a change in control, Mr. Albero will be entitled to a lump sum cash payment equal to two (2) times the greater of (i) his annual base salary rate in effect on the date of termination, or if greater, his average annual base salary rate for the twelve (12) month period ending on the last day of the calendar month immediately before the date of termination and (ii) one (1) times his highest annual cash bonus paid during or attributable to the two-year period immediately preceding the date of termination. In addition, Mr. Albero would be entitled to the continuation of current Bank provided dental, medical and life insurance coverage and other benefits as set forth in the change in control agreement for two years. In no event may any compensation payable under the change in control agreement constitute an “excess parachute payment” under Section 280G or violate Section 409A of the Internal Revenue Code. Payment of change in control benefits under the change in control agreement are conditioned upon Mr. Albero’s covenant to comply with non-compete, non-solicitation, and non-disclosure provisions for a period of one (1) year following his termination of employment. Notwithstanding any provision in the change in control agreement, Mr. Albero will serve as an employee-at-will. In all other respects, the change in control agreement is substantially the same as the prior change in control agreement.

Non-qualified Deferred Compensation Plan. On January 25, 2013, the Board of Directors adopted a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) effective as of January 1, 2013. The NQDC Plan permits the Board of Directors to select certain key employees of the Bank, including the NEOs, to participate in the NQDC Plan, provided that such employees also evidence their participation by execution of a participation agreement.

On December 27, 2021, the Board of Directors executed the Salisbury Bank and Trust Company Amended and Restated Non-Qualified Deferred Compensation Plan (the “Plan”), effective as of January 1, 2022, which supersedes the prior NQDC Plan. The Plan permits the Board to select certain key employees of the Bank to participate in the Plan, provided that such employees also evidence their participation by execution of a Participation Agreement.

Before amendment and restatement, the NQDC Plan provided solely for discretionary bank contributions to selected participant’s accounts. The participation agreement sets forth the vesting terms of the discretionary contributions and the “benefit age” at which a participant could retire with a fully vested benefit. The participation agreement also sets forth how a participant’s benefit would be distributed (i.e., in a lump sum or in annual installments over a period of up to 10 years, as selected by the participant). Until distribution, a participant’s account would earn interest as of the last day of the plan year at the highest certificate of deposit rate for that year, compounded annually. The participant’s benefits under the Plan are subject to the vesting schedule set forth in the participant’s participation agreement.  Under the Plan, notwithstanding the vesting schedule, the participant’s account balance will become automatically 100% vested upon involuntary termination without cause, death, disability or a change in control.

The amended and restated Plan also allows participant deferrals and provides greater flexibility in participant elections and investment options. In addition to employer discretionary contributions, participants will be entitled to defer up to 50% of their base salary and up to 100% of their discretionary bonuses and cash incentive compensation, however, such base salary deferrals and bonus and cash incentive deferrals will not commence prior to January 1, 2023. The Plan permits the Compensation Committee to add non-employee directors as participants. If implemented, non-employee directors will be entitled to make elective deferrals of up to 50% of their annual retainer and committee fees. This provision may not be implemented for plan year 2022.

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

The amended and restated Plan provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation of service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments.

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

Split Dollar Life Insurance Arrangements. During the 2022 calendar year, Messrs. Cantele, Albero and Davies and certain other officers were parties to split dollar life insurance agreements with the Bank, which upon the officer’s death, splits the death benefit payable under one or more insurance policies between the officer’s beneficiary and the Bank.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by Salisbury’s NEOs at fiscal year ended December 31, 2022.

Outstanding Equity Awards at Fiscal Year End
Option Awards						Stock Awards
	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercisable unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested(1)	Market value of shares or units of stock that have not vested(2)
Name	(#)	(#)	(#)	($)		(#)	($)
Richard J. Cantele, Jr.				N/A	N/A	25,200	791,280
John M. Davies				N/A	N/A	12,800	401,920
Peter Albero				N/A	N/A	15,700	492,980

(1) Stock awards listed represent grants under Salisbury’s 2017 LTIP. Each of the awards vest on the third anniversary of the grant date.

(2) Reflects the value of the restricted stock awards and performance based restricted stock units as of the fiscal year ended December 31, 2022 based on the market price of $31.40 per share on that date.

Name	Date Award Granted	Type of Award	Number of Shares/ Units
Cantele	5/29/20	Restricted Shares	5,000
Cantele	7/29/20	Performance-Based Restricted Stock Units	3,000
Cantele	5/19/21	Restricted Shares	5,600
Cantele	6/23/21	Performance-Based Restricted Stock Units	3,000
Cantele	2/28/22	Restricted Shares	5,600
Cantele	2/28/22	Performance-Based Restricted Stock Units	3,000
Davies	5/29/20	Restricted Shares	2,000
Davies	7/29/20	Performance-Based Restricted Stock Units	2,000
Davies	5/19/21	Restricted Shares	2,400
Davies	6/23/21	Performance-Based Restricted Stock Units	2,000
Davies	2/28/22	Restricted Shares	2,400
Davies	2/28/22	Performance-Based Restricted Stock Units	2,000
Albero	5/29/20	Restricted Shares	3,000
Albero	7/29/20	Performance-Based Restricted Stock Units	2,000
Albero	5/19/21	Restricted Shares	3,200
Albero	6/23/21	Performance-Based Restricted Stock Units	2,000
Albero	2/28/22	Restricted Shares	3,500
Albero	2/28/22	Performance-Based Restricted Stock Units	2,000

BOARD OF DIRECTORS COMPENSATION

The following table summarizes the compensation paid to non-employee directors for the fiscal year ended December 31, 2022. Directors who are also employees of Salisbury or the Bank do not receive additional compensation for Board service. The compensation received by Mr. Cantele, the only director who is also an employee of Salisbury, is reflected in the Summary Compensation Table on page 90 of this document.

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
George E. Banta	33,050		29,355	1,645	64,050
Arthur J. Bassin	45,625	(3)	29,355	1,645	76,625
David B. Farrell	55,675	(4)	29,355	1,645	86,675
Paul S. Hoffner	36,550		29,355	365	66,270
Nancy F. Humphreys	26,887	(5)	0	70,460	97,347
Holly J. Nelson	38,175	(6)	29,355	1,645	69,175
Neila B. Radin	38,350	(7)	29,355	1,133	68,838
Grace E. Schalkwyk	39,625	(8)	29,355	1,133	70,113

(1)	Each director with the exception of Humphreys received 1,140 shares of restricted stock on 5/18/22 pursuant to the 2017 LTIP. Director Humphreys retired from the Boards on 5/18/22. The fair market value at grant date is reported above. The shares will be fully vested on the third anniversary of the grant date and the fair market value at time of vesting will be included as compensation in 2025.
(2)	Represents the dividends earned during 2022 on restricted shares awarded 5/31/19, 5/29/20, 5/19/21, and 2/28/22 pursuant to the 2017 LTIP which shares vest on the third anniversary of the grant date. Director Humphreys retired from the Boards on 5/18/22 at which time the vesting was accelerated on restricted shares awarded to her on 5/29/20 and 5/19/21 ($20,596 each respectively). Also includes a cash bonus of $28,500 awarded to Director Humphreys for her service during 2021-2022.
(3)	Includes $5,000 paid to Mr. Bassin for his services as Chairperson of the Compensation Committee and $2,500 for his services as Chairperson of the Loan Committee.
(4)	Includes $48,500 for his services as Chairman of the Board.
(5)	Includes $1,875 paid to Mrs. Humphreys for her services as Chairperson of the ALCO/Investment Committee, pro-rated. Mrs. Humphreys retired from the Boards 5/18/22.

(6)	Includes $2,500 paid to Ms. Nelson for her services as Chairperson of the Trust Committee.
(7)	Includes $2,500 paid to Ms. Radin for her services as Chairperson of the Nominating and Governance Committee.
(8)	Includes $5,000 paid to Ms. Schalkwyk for her services as Chairperson of the Audit Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners (Principal Shareholders)

Persons and groups who beneficially own more than five percent (5%) of Salisbury’s common stock are required to file certain reports with the Securities and Exchange Commission (“SEC”). Management is not aware of any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who beneficially owns more than 5% of Salisbury’s Common Stock (a “Principal Shareholder”) as of December 31, 2022 except as set forth in the table below:

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Common Shares Outstanding(1)
FJ Capital Management LLC 7901 Jones Branch Dr., Ste. 210 McLean, VA 22102	384,570	6.63%

(1) Percentages are based upon the 5,798,816 shares of Salisbury’s Common Stock outstanding as of December 31, 2022.

(2) Based on information as of December 31, 2022, obtained from a Schedule 13G filed with the SEC on or about February 9, 2023, by FJ Capital Management LLC. FJ Capital Management LLC reported in its Schedule 13G that it has shared voting power and shared dispositive power over 182,949 shares (6.36%) which consist of 174,096 shares (6.05%) held by Financial Opportunity Fund LLC of which FJ Capital Management LLC is the managing member and has shared voting power and shared dispositive power, and 8,853 shares held by a separate managed account of which FJ Capital Management LLC is the managing member; as such, the Reporting Person may be deemed to be a beneficial owner of reported shares but as to which the Reporting Person disclaims beneficial ownership. Martin Friedman is the Managing Member of FJ Capital Management LLC; as such, Mr. Friedman may be deemed to be a beneficial owner of reported shares but as to which Mr. Friedman disclaims beneficial ownership. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in FJ Capital Management LLC’s Schedule 13G.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Salisbury and the Bank have had, and expect to have in the future, transactions in the ordinary course of business with certain directors, officers and their associates on substantially the same terms as those available for comparable transactions with others not related to Salisbury or the Bank.

Indebtedness of Management and Others

Some of the directors and executive officers of Salisbury and the Bank, as well as firms and companies with which they are associated, are or have been customers of the Bank and, as such, have had banking transactions with the Bank. As a matter of policy, loans to directors and executive officers were, and in the future will be, made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons not related to Salisbury and the Bank and did not, and in the future will not, involve more than the normal risk of collectability or present other unfavorable features.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires Salisbury’s executive officers, directors and other persons who own more than ten percent (10%) of Salisbury’s Common Stock to file with the SEC reports of ownership and changes in ownership of Salisbury’s Common Stock and to furnish Salisbury with copies of all such reports that they file.

Based on a review of copies of reports filed with the SEC since January 1, 2022 and of written representations by executive officers and directors, all persons subject to the reporting requirements of Section 16(a) have filed the required reports on a timely basis to the best of management’s knowledge.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Public Accountants

Audit Fees

The aggregate fees billed for professional services rendered for the audit of Salisbury’s annual financial statements as presented on Forms 10-K for the last two (2) fiscal years and the reviews of the financial statements included in Salisbury’s Forms 10-Q for the quarters of the fiscal years ended December 31, 2022 and December 31, 2021 were $317,300(1) and $294,900, respectively.

(1) Audit fees for 2022 are an estimate, as certain fees have not yet been billed.

Audit Related Fees

Fees billed in each of the last two (2) fiscal years for assurance and related services that are reasonably related to performance of the audit or review of Salisbury’s financial statements that are not reported under “Audit Fees” above for each of the fiscal years ended December 31, 2022 and December 31, 2021 were $24,500(1) and $23,000, respectively.

(1) Audit related fees for 2022 are an estimate, as certain fees have not yet been billed.

Tax Fees

The aggregate fees billed in each of the last two (2) fiscal years for professional services rendered for tax preparation for the fiscal years ended December 31, 2022 and December 31, 2021 were $18,150 and $19,315, respectively.

Independence

The Audit Committee of the Board of Directors of Salisbury has considered and determined that the provision of services rendered by BNN relating to matters noted above is compatible with maintaining the independence of such auditors.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors, other than those listed under the de minimus exception. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to a particular service or category of services, and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expeditious delivery of services is necessary. The independent auditors and management are required to report to the full Audit Committee regarding the extent of services provided by independent auditors in accordance with this pre-approval and the fees for the services performed to date. In 2022, there were no fees paid to BNN that were approved by the Audit Committee pursuant to §17 C.F.R. 210.2-01(c)(7)(i)(C) with respect to waivers of pre-approval requirements.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	Financial Statements. The Consolidated Financial Statements of Registrant and its subsidiary are included within Item 8 of Part II of this report.
(a)(2)	Financial Statement schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto included within Item 8 of this Form 10-K.
(b)	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among NBT Bancorp Inc., NBT Bank, N.A., Salisbury Bancorp, Inc., and Salisbury Bank and Trust Company dated December 5, 2022 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on December 5, 2022).
3.1	Certificate of Incorporation of Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s 1998 Registration Statement on Form S-4 filed April 23, 1998, File No.: 33-50857).
3.1.1	Amendment to Article Third of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 11, 2009).
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed March 19, 2009).
3.1.3	Certificate of Amendment to Certificate of Incorporation for the Series B Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed on August 25, 2011).
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed October 30, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Form 8-K filed November 25, 2014).
4.1	Form of Subordinated Note, dated as of March 31, 2021, issued by Salisbury Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed March 31, 2021).
4.2	Description of registrant’s securities.
10.1	2011 Long Term Incentive Plan adopted by the Board on March 25, 2011 and approved by the shareholders at Salisbury’s 2011 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K filed March 19, 2012).
10.2	Amendment Number One to 2011 Long Term Incentive Plan dated as of January 18, 2013 (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K filed March 7, 2013).
10.3	Severance Agreement between Salisbury Bank and Trust Company and Mr. Richard J. Cantele, Jr. dated January 24, 2020 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 30, 2020).

10.4	Non-qualified Deferred Compensation Plan effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 15, 2013).
10.5	Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 of Form 10-K filed March 28, 2014).
10.6	Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2015).
10.7	Amendment Number One to Salisbury Bancorp, Inc. 2015 Phantom Stock Appreciation Unit and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 30, 2015).
10.8	Amendment Number Two to 2011 Long Term Incentive Plan dated as of January 29, 2016 (incorporated by reference to Exhibit 10.12 of Form 10-K filed March 30, 2016).
10.9	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.13 of Form 10-K filed March 30, 2016).
10.10	Severance Agreement between Salisbury Bank and Trust Company and John M. Davies dated January 24, 2020 (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 30, 2020).
10.11	Form of Subordinated Note Purchase Agreement, dated as of March 31, 2021, between Salisbury Bancorp, Inc. and the Purchasers identified therein. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 31, 2021).
10.12	2017 Long Term Incentive Plan adopted by the Board on February 24, 2017 and approved by shareholders at Salisbury’s 2017 Annual Meeting of Shareholders (incorporated by reference to Appendix A of the Registrant’s proxy filed March 20, 2017).
10.13	Amendment Number Three to 2011 Long Term Incentive Plan dated as of April 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 15, 2017).
96

10.14	Change in Control Agreement with Peter Albero dated January 24, 2020 (incorporated by reference to Exhibit 10.3 of Form 8-K filed January 30, 2020).
10.15	Change in Control Agreement with Steven M. Essex dated February 22, 2019 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 25, 2019).
10.16	Amendment Number One to 2017 Long Term Incentive Plan dated as of March 9, 2020 (incorporated by reference to Exhibit 10.16 of Form 10-K filed March 13, 2020)
10.17	Form of Performance Award Agreement – Restricted Stock Units (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29, 2020)
10.18	Split-dollar Life Insurance Agreement with Peter Albero effective September 1, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 2, 2021)
10.19	Form of Split-dollar Life Insurance Agreements with Senior Executive Officers (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 29, 2020).
10.20	Split-dollar Life Insurance Agreement with Richard J. Cantele, Jr. effective September 1, 2021 (incorporated by reference to Exhibit 10.3 of Form 8-K filed September 2, 2021).
10.21	Split-dollar Life Insurance Agreement with John Davies effective September 1, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 2, 2021).
10.22	Change in Control Agreement with Carla L. Balesano dated July 29, 2020 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed November 6, 2020).
10.23	Amended and Restated Non-Qualified Deferred Compensation Plan effective January 1, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 29, 2021)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Baker Newman & Noyes, LLC.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules

No financial statement schedules aare required to be filed as Exhibits pursuant to Item 15(c).

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALISBURY BANCORP, INC.

/s/ Richard J. Cantele, Jr.

Richard J. Cantele, Jr.,

President and Chief Executive Officer

March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George E. Banta	/s/ Holly J. Nelson
George E. Banta	Holly J. Nelson
Director	Director
March 10, 2023	March 10, 2023

/s/ Arthur J. Bassin	/s/ Neila B. Radin
Arthur J. Bassin	Neila B. Radin
Director	Director
March 10, 2023	March 10, 2023

/s/ Richard J. Cantele, Jr.	/s/ Grace E. Schalkwyk
Richard J. Cantele, Jr.	Grace E. Schalkwyk
Director, President and Chief Executive Officer	Director
March 10, 2023	March 10, 2023

/s/ David B. Farrell	/s/ Peter Albero
David B. Farrell	Peter Albero
Director	Chief Financial Officer
March 10, 2023	and Chief Accounting Officer
March 10, 2023
/s/ Paul S. Hoffner
Paul S. Hoffner
Director
March 10, 2023

