Form 10-Q
period 2023-03-31
SALISBURY BANCORP, INC.
filed 2023-05-05
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock outstanding as of May 3, 2023 is 5,807,119.

PART I - FINANCIAL INFORMATION

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$6,231	$5,864
Interest bearing demand deposits with other banks	43,613	44,675
Total cash and cash equivalents	49,844	50,539
Securities
Available-for-sale, at fair value	187,598	187,410
Mutual funds at fair value	2,068	1,933
Federal Home Loan Bank of Boston stock at cost	5,030	1,285
Loans receivable, net (allowance for credit losses: $16,009 and $14,846)	1,234,632	1,213,671
Bank premises and equipment, net	21,597	22,148
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,691 and $5,654)	188	227
Accrued interest receivable	6,383	6,797
Cash surrender value of life insurance policies	30,571	30,379
Deferred taxes	8,234	8,492
Other assets	5,374	4,886
Total Assets	$1,565,334	$1,541,582
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$370,049	$395,994
Demand (interest bearing)	218,902	231,486
Money market	296,974	343,965
Savings and other	236,755	233,578
Certificates of deposit	170,362	153,370
Total deposits	1,293,042	1,358,393
Repurchase agreements	3,230	7,228
Federal Home Loan Bank of Boston advances	100,000	10,000
Subordinated debt	24,545	24,531
Note payable	117	128
Finance lease obligations	4,225	4,262
Accrued interest and other liabilities	7,820	8,685
Total Liabilities	1,432,979	1,413,227
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 10,000,000;
Issued: 5,807,719 and 5,798,816
Outstanding: 5,807,719 and 5,798,816	581	580
Unearned compensation – restricted stock awards	(961)	(1,144)
Paid-in capital	47,396	47,466
Retained earnings	103,371	102,178
Accumulated other comprehensive loss, net	(18,032)	(20,725)
Total Shareholders' Equity	132,355	128,355
Total Liabilities and Shareholders' Equity	$1,565,334	$1,541,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

Three months ended March 31, (in thousands, except per share amounts)	2023	2022
Interest and dividend income
Interest and fees on loans	$13,250	$10,163
Interest on debt securities
Taxable	1,068	724
Tax exempt	212	174
Other interest and dividends	393	57
Total interest and dividend income	14,923	11,118
Interest expense
Deposits	2,818	478
Repurchase agreements	16	3
Finance lease	40	41
Note payable	2	2
Subordinated Debt	233	233
Federal Home Loan Bank of Boston advances	687	55
Total interest expense	3,796	812
Net interest and dividend income	11,127	10,306
Provision for credit losses	1,016	363
Net interest and dividend income after provision for credit losses	10,111	9,943
Non-interest income
Trust and wealth advisory	1,153	1,241
Service charges and fees	1,235	1,138
Mortgage banking activities, net	59	355
Gains (losses) on mutual funds	20	(42)
Gains on sales of available -for-sale securities, net	—	210
BOLI income	192	162
Other	34	30
Total non-interest income	2,693	3,094
Non-interest expense
Salaries	3,721	3,479
Employee benefits	1,468	1,277
Premises and equipment	1,105	1,104
Loss on write-down and sale of assets	158	9
Information processing and services	831	685
Professional fees	945	787
Collections, OREO, and loan related	72	117
FDIC insurance	98	171
Marketing and community support	127	184
Amortization of intangibles	39	54
Other	470	786
Total non-interest expense	9,034	8,653
Income before income taxes	3,770	4,384
Income tax provision	752	816
Net income	$3,018	$3,568
Net income available to common shareholders	$2,968	$3,508

Basic earnings per common share [1]	$0.52	$0.62
Diluted earnings per common share [1]	0.52	0.62
Common dividends per share [1]	0.16	0.16

1 The number of shares and per share amounts for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

Three months ended March 31, (in thousands)	2023	2022
Net income	$3,018	$3,568
Other comprehensive income (loss)
Net unrealized income (loss) on securities available-for-sale	3,409	(11,549)
Reclassification of net realized loss in net income (1)	—	(210)
Unrealized income (loss) on securities available-for-sale	3,409	(11,759)
Income tax (expense) benefit	(716)	2,470
Unrealized income (loss) on securities available-for-sale, net of tax	2,693	(9,289)
Comprehensive income (loss)	$5,711	$(5,721)

(1) Reclassification adjustments include realized security gains. The gains have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: the pretax amount is reflected as gains on sales and calls on available-for-sale securities, net; the tax effect is included in the income tax provision and the after-tax amount is included in net income. The income tax expense related to reclassification of net realized gains was approximately $0 thousand and $44 thousand for the three-months ended March 31, 2023 and 2022, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended March 31, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares [1]	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2021	5,723,394	$286	$46,374	$89,995	$(925)	$870	$136,600
Net income	—	—	—	3,568	—	—	3,568
Other comprehensive loss, net of tax	—	—	—	—	—	(9,289)	(9,289)
Common stock dividends declared ($0.16 per share)	—	—	—	(915)	—	—	(915)
Issuance of restricted common stock	28,700	2	811	—	(813)	—	—
Issuance of restricted stock units upon vesting	12,900	—	—	—	—	—	—
Net settlement impact for vesting of performance restricted stock units	(78)	—	(183)	—	—	—	(183)
Stock based compensation-restricted stock awards	—	—	97	—	188	—	285
Balances at March 31, 2022	5,764,916	$288	$47,099	$92,648	$(1,550)	$(8,419)	$130,066
Balances at December 31, 2022	5,798,816	$580	$47,466	$102,178	$(1,144)	$(20,725)	$128,355
Cumulative effect of accounting changes (Note 1)	—	—	—	(898)	—	—	(898)
Net income	—	—	—	3,018	—	—	3,018
Other comprehensive income, net of tax	—	—	—	—	—	2,693	2,693
Common stock dividends declared ($0.16 per share)	—	—	—	(927)	—	—	(927)
Issuance of restricted stock units upon vesting	13,473	1	—	—	—	—	1
Net settlement impact of performance restricted stock units upon vesting	(4,570)	—	(112)	—	—	—	(112)
Stock based compensation-restricted stock awards			42		183	—	225
Balances at March 31, 2023	5,807,719	$581	$47,396	$103,371	$(961)	$(18,032)	$132,355

1 The number of shares and per share amounts for all periods has been adjusted to reflect the two-for-one forward stock split effective June 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Three months ended March 31, (in thousands)	2023	2022
Operating Activities
Net income	$3,018	$3,568
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion), amortization and depreciation:
Securities	311	361
Bank premises and equipment	396	392
Core deposit intangible	39	53
Modification fees on Federal Home Loan Bank of Boston advances	—	21
Subordinated debt issuance costs	14	14
Mortgage servicing rights	26	39
(Gains) and losses, including write-downs
(Gain) loss on mutual funds	(20)	42
Gain on sales of securities available-for-sale, net	—	(210)
Gain on sales of loans, excluding capitalized servicing rights	—	(275)
Sales/disposals of premises and equipment	158	9
Provision for credit losses	1,016	363
Proceeds from loans sold	—	8,852
Loans originated for sale	—	(6,963)
Decrease (increase) in deferred loan origination fees and costs, net	126	(476)
Mortgage servicing rights originated	—	(55)
Decrease in interest receivable	414	365
Deferred tax (benefit) expense	(172)	467
Increase in prepaid expenses	(119)	(111)
Increase in cash surrender value of life insurance policies	(192)	(162)
(Increase) decrease in other assets	(395)	403
Decrease in income tax receivable	—	79
Decrease in accrued expenses	(2,598)	(1,537)
Increase in income tax payable	702	—
Decrease in interest payable	(230)	(12)
Increase (decrease) in other liabilities	256	(53)
Stock based compensation-restricted stock awards	225	285
Net cash provided by operating activities	2,975	5,459
Investing Activities
Net redemptions of Federal Home Loan Bank of Boston stock	(3,745)	320
Purchases of securities available-for-sale	—	(145,297)
Purchase/reinvestment of mutual funds	(115)	(3)
Proceeds from sales of securities available-for-sale	—	17,718
Proceeds from maturities/principal payments of securities available-for-sale	2,910	102,413
Loan originations and principal collections, net	(22,285)	641
Recoveries of loans previously charged off	3	6
Capital expenditures	(3)	(343)
Net cash utilized by investing activities	$(23,235)	$(24,545)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

Three months ended March 31, (in thousands)	2023	2022
Financing Activities
Decrease in deposit transaction accounts, net	$(82,343)	$(54,923)
Increase in time deposits, net	16,992	9,204
Decrease in securities sold under agreements to repurchase, net	(3,998)	(3,269)
Repayments of Federal Home Loan Bank of Boston long term advances	—	(6,000)
Federal Home Loan Bank of Boston short term advances(net)	90,000	—
Principal payments on amortizing FHLB Advances	—	(1,258)
Principal payments on note payable	(11)	(11)
Principal payments on finance lease obligations	(37)	(33)
Net settlement of restricted stock units	(111)	(183)
Common stock dividends paid	(927)	(915)
Net cash provided (utilized) by financing activities	19,565	(57,388)
Net decrease in cash and cash equivalents	(695)	(76,474)
Cash and cash equivalents, beginning of period	50,539	175,335
Cash and cash equivalents, end of period	$49,844	$98,861
Cash paid during period
Interest	3,567	789
Income taxes	221	270
Non cash investing and financing activities:
Fixed Asset	65	289
Finance lease liability	(65)	(289)
Loans transferred to Loans Held for Sale	—	3,389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim (unaudited) consolidated financial statements of Salisbury Bancorp, Inc. ("Salisbury") include those of Salisbury and its wholly owned subsidiary, Salisbury Bank and Trust Company (the "Bank"). In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of Salisbury and the consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and unrealized gains and losses related to available-for-sale securities.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

In June 2016, the FASB issued Accounting Standards Update (ASU) ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related subsequent amendments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected losses under the CECL methodology is applicable to financial assets measured at amortized cost, as well as unfunded commitments that are considered off-balance sheet credit exposures at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts. Financial Institutions and other organizations will now use forward-looking information to enhance their credit loss estimates. The update requires enhanced disclosures to help investors and other financial statements users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The current expected credit loss measurement will be used to estimate the allowance for credit losses (“ACL”) over the life of the financial assets.

Salisbury adopted CECL on January 1, 2023. Under CECL, the Bank determines its allowance for credit losses on loans using pools of assets with similar risk characteristics. The Bank segments its loan portfolio by loan type, to evaluate loans with similar risk characteristics for credit risk. The Bank’s lifetime credit loss models are based on historical data and incorporate forecasts of macroeconomic variables, expected prepayments and recoveries. Non-economic qualitative factors are also evaluated for each loan segment. A four-quarter reasonable and supportable forecast period is currently used for all loan portfolios. When the risk characteristics of a loan no longer match the characteristics of the collective pool, the loan is removed from the pool and individually assessed for credit losses. Generally, non-accrual loans and collateral dependent loans are individually assessed.

The individual assessment for credit impairment is generally based on a discounted cash flow approach unless the asset is collateral dependent. A loan is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually assessed and the expected credit loss is based on the fair value of the collateral. The fair value is reduced for estimated costs to sell if the value of the collateral is expected to be realized through sale.

The Bank has elected to present accrued interest receivable separately from the amortized cost basis on the balance sheet and is not estimating an allowance for credit loss on accrued interest. This election applies to loans as well as debt securities. The Bank’s non-accrual polices have not changed as a result of adopting CECL.

On January 1, 2023 Salisbury adopted ASC 326 using the modified retrospective approach method for all financial assets measured at amortized cost. Results for the reporting periods after January 1, 2023 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. On the adoption date, the Bank increased the allowance for credit losses for loans by $0.2 million and increased the allowance for credit losses for unfunded loan commitments by $0.9 million (in other liabilities). The new ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount. The impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available for sale securities portfolio, along with management judgments. The FASB provided transition relief, allowing entities to irrevocably elect, upon adoption of CECL, the fair value option (FVO) on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the FVO under ASC 825-10. The adoption of ASC 326 was applied through a cumulative-effect adjustment to retained earnings. The impact of the January 1 2023, adoption entry is summarized in the table below:

(in thousands)	December 31, 2022 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	January 1, 2023 Post-ASC Adoption
Assets:
Loans	$1,228,517	$—	$1,228,517
Allowance for credit losses on loans	(14,846)	(271)	(15,117)
Deferred tax assets, net	8,492	286	8,778
Liabilities and shareholders’ equity:
Other liabilities (ACL unfunded loan commitments)	178	913	1,091
Retained Earnings	102,178	(898)	101,280

In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three year period the day one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

Allowance for Credit Losses – Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Recent Accounting Pronouncements

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848).” In 2020, the Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this ASU were effective upon issuance.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

Pending Acquisition

On December 5, 2022, Salisbury and NBT Bancorp Inc. (“NBT”) announced that they entered into a definitive agreement under which Salisbury will merge with and into NBT, with NBT as the surviving entity, in an all-stock transaction. Immediately thereafter, the Bank will merge with and into NBT Bank, with NBT Bank as the surviving bank. Under the terms of the agreement, each share of Salisbury common stock will be converted into the right to receive 0.745 shares of NBT common stock. The merger is expected to be consummated in second quarter 2023, subject to regulatory approval. Merger-related expenses totaling $385 thousand related to this transaction were recorded in first quarter 2023.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
March 31, 2023
Available-for-sale
U.S. Treasury	$19,299	$—	$1,820	$17,479
U.S. Government Agency notes	29,017	58	2,231	26,844
Municipal bonds	55,099	—	6,900	48,199
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	67,804	19	7,273	60,550
Collateralized mortgage obligations:
U.S. Government agencies	24,954	—	3,039	21,915
Corporate bonds	14,250	—	1,639	12,611
Total securities available-for-sale	$210,423	$77	$22,902	$187,598
Mutual funds				$2,068
Non-marketable securities
Federal Home Loan Bank of Boston stock	$5,030	$—	$—	$5,030

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2022
Available-for-sale
U.S. Treasury	$19,283	$—	$2,150	$17,133
U.S. Government Agency notes	29,696	94	2,636	27,154
Municipal bonds	55,179	—	8,641	46,538
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	69,866	20	8,011	61,875
Collateralized mortgage obligations:
U.S. Government agencies	25,370	—	3,434	21,936
Corporate bonds	14,250	—	1,476	12,774
Total securities available-for-sale	$213,644	$114	$26,348	$187,410
Mutual Funds				$1,933
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,285	$—	$—	$1,285

Salisbury did not sell any available-for-sale securities during the three-month periods ended March 31, 2023. Salisbury sold $17.7 million of available-for-sale securities during the three-month period ended March 31, 2022 realizing gains of $451 thousand and losses of $241 thousand resulting in a net gain of $210 thousand and a related tax expense of $44 thousand.

The following tables summarize the aggregate fair value and gross unrealized losses of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$—	$—	$17,479	$1,820	$17,479	$1,820
U.S. Government Agency notes	2,839	123	18,567	2,108	21,406	2,231
Municipal bonds	8,334	326	39,864	6,574	48,198	6,900
Mortgage- backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	4,826	8	53,266	7,265	58,092	7,273
Collateralized mortgage obligations:
U.S. Government agencies	2,648	191	19,267	2,848	21,915	3,039
Corporate bonds	7,892	858	4,719	781	12,611	1,639
Total temporarily impaired securities	$26,539	$1,506	$153,162	$21,396	$179,701	$22,902

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$6,435	$484	$10,698	$1,666	$17,133	$2,150
U.S. Government Agency notes	3,106	158	17,467	2,478	20,573	2,636
Municipal bonds	37,277	5,950	9,261	2,691	46,538	8,641
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	18,861	1,559	39,909	6,452	58,770	8,011
Collateralized mortgage obligations	14,333	1,782	7,603	1,652	21,936	3,434
Corporate bonds	11,251	1,249	1,523	227	12,774	1,476
Total temporarily impaired securities	$91,263	$11,182	$86,461	$15,166	$177,724	$26,348

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

March 31, 2023 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	After 1 year but within 5 years	$10,814	$10,005	1.29%
	After 5 year but within 10 years	8,485	7,474	1.17
	Total	19,299	17,479	1.24
U.S. Government Agency notes	After 1 year but within 5 years	7,964	7,100	1.05
	After 5 year but within 10 years	7,960	6,863	1.42
	Total	15,924	13,963	1.23
Municipal bonds	After 1 year but within 5 years	1,486	1,343	2.11
	After 5 year but within 10 years	14,308	12,054	2.31
	After 10 years but within 15 years	15,458	13,580	2.33
	After 15 years	23,847	21,222	2.73
	Total	55,099	48,199	2.49
Mortgage-backed securities, U.S. Government Agency and Collateralized mortgage obligations	Securities not due at a single maturity date	105,851	95,346	2.95
	Total	105,851	95,346	2.95
Corporate bonds	After 5 years but within 10 years	14,250	12,611	4.46
	After 10 years but within 15 years	—	—
	Total	14,250	12,611	4.46
Securities available-for-sale		$210,423	$187,598	2.79%

(1) Yield is based on amortized cost.

For the three months ended March 31, 2023 and 2022, the unrealized losses on the Company’s available-for-sale debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the available-for-sale debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds. Agency-backed and government sponsored have a long 40 year history with no credit losses, including during times of severe stress such as the 2007-2008 financial crisis. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses.

At March 31, 2023 and December 31, 2022, total accrued interest receivable on available-for-sale debt securities, which has been excluded from the reported amortized cost basis on available-for-sale debt securities, was $0.62 million and $0.56 million, respectively, and was reported within accrued interest receivable on the consolidated balance sheets. An allowance was not carried on the accrued interest receivable at either date.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Salisbury segregates its loan portfolio into discrete loan pools for purposes of evaluating credit risk. Each loan pool possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2023, the Company aggregated the individual loan pools as follows:

Commercial & Industrial - Commercial loans consist of revolving and term loan obligations extended to businesses, municipalities and educational facilities for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.

Commercial Real Estate – Commercial real estate loans include non-owner-occupied and owner-occupied properties as well as loans for agricultural purposes and land development. Commercial real estate loans consist of mortgage loans to finance investments in real property such as multi-family residential, commercial/retail, office, industrial, hotels, health care facilities and other specific use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.

Residential Real Estate - Residential real estate loans are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Collateral consists of mortgage liens on one-to four-family residences, including for investment purposes.

Consumer - Home equity loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one-to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines, as applicable. Consumer loans may be secured or unsecured.

The table below provides the composition of loans receivable. Commercial and industrial loans include loans to businesses, municipalities and independent schools. Commercial real estate includes construction, commercial, residential 5+ multi-family, farm and vacant land loans. Residential real estate includes residential 1-4 family and residential construction loans. Consumer includes HELOC, consumer, indirect auto loans and overdrafts.

(In thousands)	March 31, 2023	December 31, 2022[1]
Commercial & Industrial	$232,033	$239,997
Commercial real estate	515,266	491,659
Residential real estate	457,506	449,652
Consumer	44,961	46,208
Total Loans	1,249,766	1,227,516
Deferred loan origination costs, net	875	1,001
Allowance for credit losses	(16,009)	(14,846)
Loans receivable, net	$1,234,632	$1,213,671

1 Certain loan categories were reclassified from prior filings based on loan type.

On January 1, 2023, the Bank adopted ASU 326 to calculate the allowance for credit losses. The impact of adopting this standard during first quarter 2023 was a net increase in the allowance for credit losses of $0.3 million. See Note 1 for a summary of the impact of adopting this standard during first quarter 2023.

Also included within scope of the CECL standard are off-balance sheet loan commitments, which includes the unfunded portion of committed lines of credit and commitments “in-process”, which reflect loans that are not in Salisbury’s gross loans receivable balance as of the balance sheet date but rather negotiated loan/line of credit terms and rates that the Bank has offered to customers and is committed to honoring. In reference to “in-process” credits, the Bank defines an unfunded commitment as a credit that has been offered to and accepted by a borrower, which has not closed and by which the obligation is not unconditionally cancellable.

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments to be funded over its estimated life.

At March 31, 2023, the allowance for off-balance-sheet credit losses was $1.2 million compared with $0.2 million at December 31, 2022. This balance is included in “other liabilities” on Salisbury’s consolidated balance sheet. During first quarter 2023, the Bank recorded $92 thousand in credit loss expense for off-balance-sheet items compared with $0.2 million for first quarter 2022. These balances are included in the “provision for credit losses” for 2023 and “other non-interest expense” in 2022 on Salisbury’s Consolidated Income Statement.

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

At March 31, 2023 and December 31, 2022, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $66.5 million and $64.1 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges due to the COVID-19 virus pandemic (“virus”). Approximately 32% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 10% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank’s commercial loans are to educational institutions and approximately 4% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 209% as of March 31, 2023 and 198% at December 31, 2022 compared to the regulatory monitoring guideline of 300%. Salisbury’s commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors.

Credit Quality

Salisbury uses credit risk ratings as part of its determination of the allowance for credit losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. The rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are considered not criticized and are aggregated as pass rated, and 5 through 8 are criticized as defined by the regulatory agencies. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

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

Based on the most recent analysis performed, the risk category of loans by segment and by vintage, reported under the CECL methodology, is presented below. Commercial and industrial loans include loans to businesses, municipalities and independent schools. Commercial real estate includes construction, commercial, residential 5+ multi-family, farm and vacant land loans. Residential real estate includes residential 1-4 family and residential construction loans. Consumer includes HELOC, consumer, indirect auto loans and overdrafts.

(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2023
Commercial & industrial
Risk rating
Pass	$6,472	$55,315	$41,258	$30,157	$16,644	$39,817	$34,648	$—	$224,311
Special mention	—	300	—	—	—	5,584	350	—	6,234
Substandard	—	—	—	—	633	154	701	—	1,488
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$6,472	$55,615	$41,258	$30,157	$17,277	$45,555	$35,699	$—	$232,033
Commercial real estate
Risk rating
Pass	$26,352	$147,533	$109,300	$67,765	$25,899	$126,509	$—	$—	$503,358
Special mention	—	—	—	3,576	—	2,942	—	—	6,518
Substandard	—	—	—	—	3,751	1,639	—	—	5,390
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$26,352	$147,533	$109,300	$71,341	$29,650	$131,090	$—	$—	$515,266
Residential real estate
Risk rating
Pass	$12,583	$104,906	$115,289	$64,488	$27,118	$127,790	$165	$—	$452,339
Special mention	—	—	—	21	—	3,239	—	—	3,260
Substandard	—	—	668	—	—	1,239	—	—	1,907
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$12,583	$104,906	$115,957	$64,509	$27,118	$132,268	$165	$—	$457,506
Consumer
Risk rating
Pass	$790	$1,653	$945	$256	$408	$15,492	$22,808	$2,439	$44,791
Special mention	—	—	—	—	—	—	97	61	158
Substandard	—	—	—	—	—	4	8	—	12
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$790	$1,653	$945	$256	$408	$15,496	$22,913	$2,500	$44,961
Total loans	$46,197	$309,707	$267,460	$166,263	$74,453	$324,409	$58,777	$2,500	$1,249,766
Total Gross Charge-offs	$(18)	$(13)	$(4)	$—	$—	$—	$—	$—	$(35)
Total Recoveries	3	—	—	—	—	—	—	—	3
Total Net Charge-offs	$(15)	$(13)	$(4)	$—	$—	$—	—	$—	$(32)

The composition of loans receivable by risk rating grade, under the incurred loss methodology is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial & industrial	$232,259	$6,195	$1,543	$—	$—	$239,997
Commercial real estate	477,006	8,798	5,855	—	—	491,659
Residential real estate	444,778	2,995	1,879	—	—	449,652
Consumer	46,041	162	5	—	—	46,208
Loans receivable, gross	$1,200,084	$18,150	$9,282	$—	$—	$1,227,516

A financial asset is considered collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value. The following table presents the amortized cost basis of individually analyzed collateral-dependent loans by loan portfolio segment:

The following table presents the amortized cost basis of collateral-dependent non-accrual loans as of March 31, 2023. Commercial and industrial loans include loans to businesses, municipalities and independent schools. Commercial real estate includes construction, commercial, residential 5+ multi-family, farm and vacant land loans. Residential real estate includes residential 1-4 family and residential construction loans. Consumer includes HELOC, consumer, indirect auto loans and overdrafts.

	Collateral Type
(in thousands)	Real Estate	Business Assets	Total Collateral-Dependent Non-Accrual Loans
March 31, 2023
Commercial & industrial	$—	$144	$144
Commercial real estate	1,222	—	1,222
Residential real estate	858	—	858
Consumer	8	9	17
Total	$2,088	$153	$2,241

The following is a summary of loans by past due status at March 31, 2023:

		Past due
(in thousands)	Current	30-59 days	60-89 days	90 days or Greater Past Due	Total Past Due	Total Loans Outstanding	Loans Greater than 90 Days Past Due and Accruing
March 31, 2023
Commercial & industrial	$231,733	$300	$—	$—	$300	$232,033	$—
Commercial real estate	514,822	359	—	85	443	515,266	—
Residential real estate	456,300	1,124	67	15	1,207	457,506	—
Consumer	44,513	373	58	17	448	44,961	—
Total	$1,247,368	$2,156	$125	$117	$2,398	$1,249,766	$—

The following is a summary of the amortized cost basis of loans on non-accrual status.

	March 31, 2023			December 31, 2022
(in thousands)	Non-Accrual Loans with an Allowance	Non-Accrual Loans without an Allowance	Total Non-Accrual Loans	Total Non-Accrual Loans
Commercial & industrial	$—	$144	$144	$189
Commercial real estate	—	1,222	1,222	1,648
Residential real estate	—	858	858	820
Consumer	9	8	17	5
Total	$9	$2,232	$2,241	$2,662

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2022
Commercial & industrial	$239,847	$149	$1	$—	$—	$150	$—	$189
Commercial real estate	491,574	—	—	85	—	85	—	1,648
Residential real estate	448,935	672	30	—	15	717	—	820
Consumer	45,677	442	84	5	—	531	—	5
Loans receivable, gross	$1,226,033	$1,263	$115	$90	$15	$1,483	$—	$2,662

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Salisbury uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses as a result of the measurement methodologies used to estimate the allowance, a change in the allowance for credit losses is generally not recorded upon modification. In certain instances, Salisbury will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction, may be granted. Salisbury did not restructure any troubled debt in the first quarter of 2023 or 2022.

The components of troubled debt restructured loans at December 31, 2022 are as follows:

(in thousands)	December 31, 2022
Commercial & industrial	$—
Commercial real estate	1,381
Residential real estate	1,289
Consumer	—
Accruing troubled debt restructured loans	2,670
Commercial & industrial	—
Commercial real estate	—
Residential real estate	67
Consumer	—
Non-accrual troubled debt restructured loans	67
Troubled debt restructured loans	$2,737

The past due status of troubled debt restructured loans at December 31, 2022 is as follows:

(in thousands)	December 31, 2022
Current	$2,670
Past due 30-59 days	—
Past due 60-89 days	—
Accruing troubled debt restructured loans	2,670
Current	—
Past due 30-59 days	67
Past due 180 days and over	—
Non-accrual troubled debt restructured loans	67
Total troubled debt restructured loans	$2,737

Allowance for Credit Losses for Loans

The ACL on loans at March 31, 2023, was $16.0 million, an increase of $1.2 million, or 7.8%, since December 31, 2022. The increase was driven by the adoption of CECL, effective January 1, 2023, and the estimate of expected credit losses based on certain macro-economic factors. At March 31, 2023, the ACL on loans estimate used a reasonable and supportable forecast period of one year across all of its loan segments. At March 31, 2023, the reasonable and supportable forecast used to estimate the ACL on loans used the following loss drivers by loan segment: (i) Commercial & Industrial – National Gross Domestic Product (“GDP”) and National Unemployment; (ii) Commercial Real Estate - National GDP and National Unemployment; (iii) Residential Real Estate – National Housing Price Index and National Unemployment; (iv) Consumer - National Unemployment. National GDP and National Unemployment are sourced from the Federal Reserve Open Market Committee’s published forecast whereas the National Housing Price Index is sourced from the Federal National Mortgage Association’s published forecast. The Company's qualitative factors at March 31, 2023, included consideration of the level of uncertainty surrounding the impact of macro-economic factors such as interest rates, inflation, supply chain disruption, geo-political events as well as other factors. At March 31, 2023, the ACL estimate for loans used a reversion period of two years for each loan segment.

The increase in the ACL on loans at March 31, 2023 compared with March 31, 2022, for the commercial & industrial and commercial real estate loan segments was primarily driven by changes in loan balances as well as changes in current and forecasted economic conditions between reporting periods. The increase in the ACL on loans in the residential real estate and consumer loan segments was primarily driven by changes in loan balances and a decline in the national housing price index between reporting periods.

The activity in Salisbury’s allowance for credit losses for loans is presented below. Commercial and industrial loans include loans to businesses, municipalities and independent schools. Commercial real estate includes construction, commercial, residential 5+ multi-family, farm and vacant land loans. Residential real estate includes residential 1-4 family and residential construction loans. Consumer includes HELOC, consumer, indirect auto loans and overdrafts.

	Three Months Ended March 31, 2023
(in thousands)	Beginning balance	Impact of Adopting ASC 326	Subtotal	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Commercial & industrial	$1,921	$2,447	$4,368	$(89)	$—	$—	$4,279
Commercial real estate	8,425	(3,236)	5,189	705	—	—	5,894
Residential real estate	4,108	831	4,939	287	—	—	5,226
Consumer	392	229	621	21	(35)	3	610
Total allowance for credit losses	$14,846	$271	$15,117	$924	$(35)	$3	$16,009

	Three months ended March 31, 2022
(in thousands)	Beginning balance	Provision	Charge-offs	Recoveries	Ending balance
Commercial & industrial	$1,811	$(173)	$(46)	$1	$1,593
Commercial real estate	6,973	261	(334)	—	6,900
Residential real estate	3,020	252	(16)	—	3,253
Consumer	277	37	(17)	5	302
Unallocated	881	(14)	—	—	867
Totals	$12,962	$363	$(416)	$6	$12,915

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

The Bank’s allowance for credit losses on unfunded commitments is recognized as a liability (in other liabilities on consolidated balance sheet), with adjustments to the reserve recognized in the provision for credit losses in the consolidated income statement. The Bank’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2023 and 2022 was as follows:

Three months ended March 31, 2023
Balance at the beginning of period December 31, 2022	$178
Impact of adopting ASC 326	913
Subtotal	1,091
Provision for credit losses	92
Balance at the end of period March 31, 2023	$1,183

Three months ended March 31, 2022
Balance at the beginning of period December 31, 2021	$146
Other expense – unfunded commitments	37
Balance at the end of period March 31, 2022	$183

The composition of loans receivable and the allowance for credit losses is presented in the tables below. The loan categories for previously reported periods have been updated to conform to the current presentation.

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
March 31, 2023
Commercial & industrial	$231,889	$4,279	$144	$—	$232,033	$4,279
Commercial real estate	514,044	5,894	1,222	—	515,266	5,894
Residential real estate	456,648	5,226	858	—	457,506	5,226
Consumer	44,953	610	8	—	44,961	610
Totals	$1,247,534	$16,009	$2,232	$—	$1,249,766	$16,009

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2022
Commercial & industrial	$239,808	$1,780	$189	$—	$239,997	$1,780
Commercial real estate	488,630	7,781	3,029	22	491,659	7,803
Residential real estate	447,543	3,805	2,109	—	449,652	3,805
Consumer	46,203	363	5	—	46,208	363
Unallocated allowance	—	1,095	—	—	—	1,095
Totals	$1,222,184	$14,824	$5,332	$22	$1,227,516	$14,846

Certain data with respect to loans individually evaluated for impairment is presented in the tables below. The loan categories for previously reported periods have been updated to conform to the current presentation.

	Loans with no specific allowance
	Loan balance			Income
	Book	Note	Average	Recognized
March 31, 2023
Commercial & industrial	$144	$244	$165	$—
Commercial real estate	1,222	1,748	1,619	14
Residential real estate	858	941	1,170	—
Consumer	8	8	31	—
Totals	$2,232	$2,941	$2,985	$14

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the three months ended March 31, 2022:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
March 31, 2022
Commercial & industrial	$76	$76	$146	$3	$1	$28	$25	$79	$—
Commercial real estate	598	598	602	23	7	3,174	3,785	3,282	11
Residential real estate	—	—	21	—	—	1,938	2,020	2,944	14
Consumer	—	—	—	—	—	—	—	15	—
Totals	$674	$674	$769	$26	$8	$5,140	$5,830	$6,320	$25

NOTE 5 – LEASES

The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance expenses are to be paid by Salisbury. The following table provides the assets and liabilities as of March 31, 2023 and December 31, 2022, as well as the costs of operating and financial leases, which are included in the Bank’s consolidated income statement for the three months ended March 31, 2023 and 2022.

($ in thousands, except lease term and discount rate)	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Other assets	$1,183	$1,175
Finance	Bank premises and equipment [1]	3,800	3,856
Total leased assets		$4,983	$5,031
Liabilities
Operating	Other liabilities	$1,183	$1,175
Finance	Finance lease	4,225	4,262
Total lease liabilities		$5,408	$5,437

1 Net of accumulated depreciation of $776 thousand and $720 thousand, respectively.

Lease cost	Classification	Three Months Ended	Three Months Ended
		March 31, 2023	March 31, 2022
Operating leases	Premises and equipment	$76	$74
Finance leases:
Amortization of leased assets	Premises and equipment	56	35
Interest on finance leases	Interest expense	40	41
Total lease cost		$172	$150

Weighted Average Remaining Lease Term	March 31, 2023	December 31, 2022
Operating leases	5.6 years	5.9 years
Financing leases	21.5 years	21.5 years
Weighted Average Discount Rate [1]
Operating leases	3.74%	3.63%
Financing leases	3.76%	3.74%
[1] Salisbury uses the applicable FHLBB Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of March 31, 2023.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2023	$201	$228
2024	270	314
2025	218	323
2026	213	334
2027	188	344
Thereafter	242	4,924
Total future minimum lease payments	1,333	6,167
Less amount representing interest	(150)	(1,941)
Total present value of net future minimum lease payments	$1,183	$4,225

NOTE 6 - MORTGAGE SERVICING RIGHTS

(in thousands)	March 31, 2023	December 31, 2022
Residential mortgage loans serviced for others	$130,275	$133,100
Fair value of mortgage servicing rights	1,309	1,376

Changes in mortgage servicing rights are as follows:

Three months ended March 31, (in thousands)	2023	2022
Mortgage Servicing Rights
Balance, beginning of period	$630	$700
Originated	—	55
Amortization (1)	(26)	(39)
Balance, end of period	$604	$716
Valuation Allowance
Balance, beginning of period	—	—
Decrease in impairment reserve (1)	—	—
Balance, end of period	—	—
Mortgage servicing rights, net	$604	$716
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage servicing, net.

NOTE 7 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	March 31, 2023	December 31, 2022
Securities available-for-sale (at fair value)	$80,456	$74,303
Loans receivable (at book value)	381,740	380,787
Total pledged assets	$462,196	$455,090

At March 31, 2023, securities were pledged as follows: $77.3 million to secure public deposits and $3.2 million to secure repurchase agreements. In addition to securities, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

Three months ended March 31, (in thousands, except per share data)	2023	2022
Net income	$3,018	$3,568
Less: Undistributed earnings allocated to participating securities	(50)	(60)
Net income allocated to common stock	$2,968	$3,508
Weighted-average common shares issued	5,799	5,734
Less: Unvested restricted stock awards	(97)	(98)
Weighted average common shares outstanding used to calculate basic earnings per common share	5,702	5,636
Add: Dilutive effect of stock options and restricted stock units	12	58
Weighted-average common shares outstanding used to calculate diluted earnings per common share	5,714	5,694
Earnings per common share (basic)	$0.52	$0.62
Earnings per common share (diluted)	$0.52	$0.62

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

The Bank is subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At March 31, 2023, the Bank exceeded the minimum requirement for the capital conservation buffer. As of March 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

In March 2022, Salisbury announced that its Board of Directors renewed a share repurchase program, which provides for the repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over the next twelve months. Salisbury did not repurchase any shares pursuant to such program.

The Bank’s risk-weighted assets at March 31, 2023 and December 31, 2022 were $1,280.9 million and $1,256.6 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Capital (to risk-weighted assets)	$171,829	13.41%	$102,472	8.0%	$134,495	10.5%	$128,090	10.0%

Tier 1 Capital (to risk-weighted assets)	155,812	12.16	76,854	6.0	108,877	8.5	102,472	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	155,812	12.16	57,641	4.5	89,663	7.0	83,259	6.5

Tier 1 Capital (to average assets)	$155,812	9.98	$62,444	4.0	$62,444	4.0	$78,055	5.0

December 31, 2022
Total Capital (to risk-weighted assets)	$168,786	13.43%	$100,525	8.0%	$131,939	10.5%	$125,656	10.0%

Tier 1 Capital (to risk-weighted assets)	153,762	12.24	75,394	6.0	106,808	8.5	100,525	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	153,762	12.24	56,545	4.5	87,959	7.0	81,677	6.5

Tier 1 Capital (to average assets)	$153,762	9.99	$61,540	4.0	$61,540	4.0	$76,925	5.0

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

NOTE 10 – BENEFITS

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury’s 401(k) Plan expense was $328 thousand and $294 thousand, respectively, for the three-month periods ended March 31, 2023 and 2022.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury’s ESOP expense was $98 thousand and $35 thousand, respectively, for the three-month periods ended March 31, 2023 and 2022. On December 21, 2022, the Board of Directors of the Company adopted resolutions to terminate the Plan effective on the date immediately preceding the closing date of the pending merger with NBT (see Note 2). Upon termination, the employees participating in the Plan will become fully vested in the Company’s contributions to the Plan.

Other Retirement Plans

Split-Dollar Life Insurance

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $694 thousand and $702 thousand at March 31, 2023, and December 31, 2022, respectively. The Bank realized a credit of $8 thousand for the three months ended March 31, 2023 and 2022.

Supplemental Retirement Agreement

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen-year period ending in 2025 as described in the agreement. The related liability was $199 thousand and $212 thousand at March 31, 2023 and December 31, 2022, respectively. The related expenses were immaterial for all periods presented.

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

The amended and restated Plan allows participant deferrals and provides greater flexibility in participant elections and investment options. The amended and restated Plan also provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation from service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments. Payment of benefits under the Plan, other than benefits payable as a result of base salary deferrals, are conditioned on the participant’s covenant to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one year following the participant’s separation from service. The Bank has established a grantor trust to hold the assets of the Plan. Until distributed, the assets of the Plan are not legally owned by the participants. In first quarter 2023, the Bank awarded one (1) Executive with a discretionary contribution to the plan. In first quarter 2022, the Bank awarded seven (7) Executives with discretionary contributions to the plan. Salisbury’s expense for this plan was $145 thousand and $47 thousand, respectively, for the three-month periods ended March 31, 2023 and 2022.

Management Agreements

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

NOTE 11 – LONG TERM INCENTIVE PLANS

Restricted stock

Salisbury did not grant restricted stock awards in first quarter 2023. Expense in first quarter 2023 and 2022 related to employee and directors’ stock-based compensation totaled $183 thousand and $188 thousand, respectively. Unrecognized compensation cost relating to the awards as of March 31, 2023 and 2022 totaled $961 thousand and $1.6 million, respectively. There were no forfeitures in the first quarter of 2023 or 2022.

Performance-based restricted stock units

On July 29, 2020, the Compensation Committee granted an additional 14,500 units under the RSU plan. The performance goal for this tranche is based on the relative increase in the Bank’s tangible book value compared with a pre-determined group of peer banks over the performance period for threshold performance. Vesting will range from 50% of target for achieving threshold performance, to 100% of target for achieving tangible book value growth of at least 50% but less than 55% of the peer group, to 150% of target for achieving in excess of target payout performance and, if the performance goal is achieved. These awards vested in first quarter 2023 at 94% of target for achieving below target payout performance.

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

The fair value of the awards granted under the RSU plan at the grant date was $394 thousand and $354 thousand, respectively, for those grants awarded in 2022 and 2021. Compensation expense of $42 thousand and $97 thousand was recorded with respect to all RSUs granted to date for the three months ended March 31, 2023 and 2022, respectively. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $315 thousand and $267 thousand for the three months ended March 31, 2023 and 2022, respectively.

NOTE 12 – FAIR VALUE OF ASSETS AND LIABILITIES

Salisbury uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and mutual funds are recorded at fair value on a recurring basis. Additionally, from time to time, other assets are recorded at fair value on a nonrecurring basis, such as loans held for sale, collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

•	Securities available-for-sale and mutual funds. Securities available-for-sale and mutual funds are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
March 31, 2023
Assets at fair value on a recurring basis
U.S. Treasury	$—	$17,479	$—	$17,479
U.S. Government Agency notes	—	26,844	—	26,844
Municipal bonds	—	48,199	—	48,199
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	60,550	—	60,550
Collateralized mortgage obligations:
U.S. Government agencies	—	21,915	—	21,915
Corporate bonds	834	11,777	—	12,611
Securities available-for-sale	$834	$186,764	$—	$187,598
Mutual funds	2,068	—	—	2,068

December 31, 2022
Assets at fair value on a recurring basis
U.S. Treasury	$—	$17,133	$—	$17,133
U.S. Government Agency notes	—	27,154	—	27,154
Municipal bonds	—	46,538	—	46,538
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	61,875	—	61,875
Collateralized mortgage obligations:
U.S. Government agencies	—	21,936	—	21,936
Corporate bonds	833	11,941	—	12,744
Securities available-for-sale	$833	$186,577	$—	$187,410
Mutual funds	1,933	—	—	1,933

At March 31, 2023 and December 31, 2022, Salisbury did not have any assets measured at fair value on a non-recurring basis.

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
March 31, 2023
Financial Assets
Cash and cash equivalents	$49,844	$49,844	$49,844	$—	$—
Securities available-for-sale, net	187,598	187,598	834	186,764	—
Mutual funds	2,068	2,068	2,068	—	—
Federal Home Loan Bank of Boston stock	5,030	5,030	—	5,030	—
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,234,632	1,193,272	—	—	1,193,272
Accrued interest receivable	6,383	6,383	—	6,383	—
Cash surrender value of life insurance policies	30,571	30,571	—	30,571	—
Financial Liabilities
Demand (non-interest-bearing)	$370,049	$370,049	$—	$370,049	$—
Demand (interest-bearing)	218,902	218,902	—	218,902	—
Money market	296,974	296,974	—	296,974	—
Savings and other	236,755	236,755	—	236,755	—
Certificates of deposit	170,362	170,806	—	170,806	—
Deposits	1,293,042	1,293,486	—	1,293,486	—
Repurchase agreements	3,230	3,230	—	3,230	—
FHLBB advances	100,000	99,999	—	99,999	—
Subordinated debt	24,545	21,022	—	21,022	—
Note payable	117	114	—	114	—
Finance lease obligation	4,225	3,449	—	—	3,449
Accrued interest payable	425	425	—	425	—

December 31, 2022
Financial Assets
Cash and cash equivalents	$50,539	$50,539	$50,539	$—	$—
Securities available-for-sale	187,410	187,410	833	186,577	—
Mutual fund	1,933	1,933	1,933	—	—
Federal Home Loan Bank of Boston stock	1,285	1,285	—	1,285	—
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,213,671	1,172,416	—	—	1,172,416
Accrued interest receivable	6,797	6,797	—	6,797	—
Cash surrender value of life insurance policies	30,379	30,379	—	30,379	—
Financial Liabilities
Demand (non-interest-bearing)	$395,994	$395,994	$—	$395,994	$—
Demand (interest-bearing)	231,486	231,486	—	231,486	—
Money market	343,965	343,965	—	343,965	—
Savings and other	233,578	233,578	—	233,578	—
Certificates of deposit	153,370	153,411	—	153,411	—
Deposits	1,358,393	1,358,434	—	1,358,434	—
Repurchase agreements	7,228	7,228	—	7,228	—
FHLBB advances	10,000	10,000	—	10,000	—
Subordinated debt	24,531	21,670	—	21,670	—
Note payable	128	125	—	125	—
Finance lease liability	4,262	3,546	—	—	3,546
Accrued interest payable	210	210	—	210	—

NOTE 13 – SUBSEQUENT EVENTS

On April 12, 2023, Salisbury shareholders approved the merger with NBT. The merger is expected to close in second quarter 2023 subject to regulatory approval.

On April 26, 2023 the Board of Directors declared a quarterly dividend of $0.16 per common share payable on May 26, 2023 to shareholders of record as of May 12, 2023.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations of Salisbury Bancorp, Inc. (“Salisbury” or the “Company”) and its subsidiary should be read in conjunction with Salisbury's Annual Report on Form 10-K for the year ended December 31, 2022. Readers should also review other disclosures Salisbury files from time to time with the Securities and Exchange Commission (the “SEC”).

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

Allowance for Credit Losses on Loans (“ACL”)

Effective January 1, 2023, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (ASU 2016-13). This new accounting standard, commonly referred to as "CECL," significantly changed our methodology for accounting for reserves on loans, unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as our best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date.

The recorded ACL on loans is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools and individual credits with unique risk factors. Salisbury has elected to use a discounted cash flow approach to calculate the ACL for each loan segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data are derived from internal historical default and loss experience as well as the use of external data where there are not statistically meaningful loss events for a loan segment.

CECL may create more volatility in the Bank’s ACL for loans and for off-balance sheet credit exposures. Under CECL, Salisbury’s ACL may increase or decrease period to period based on many factors, including, but not limited to: (i) macroeconomic forecasts and conditions; (ii) forecast period and reversion speed; (iii) prepayment speed assumption; (iv) loan portfolio volumes and changes in mix; (v) credit quality; and (vi) various qualitative factors outlined in ASU 2016-13.

ASU 2016-13 also changed the methodology and accounting for credit losses within Salisbury’s investment portfolio designated as AFS. To the extent the fair value of a security designated as AFS is less than its amortized cost and the Bank either (i) intends to sell the security or (ii) it is more-likely-than-not that the Bank will be required to sell the security before recovery of its amortized cost basis, then the investment is permanently impaired and the amortized cost basis is written down to fair value and a corresponding impairment charge is recorded within the consolidated statement of income. If neither of the above is true, but the fair value of the investment is below its amortized cost basis at the reporting date, then an allowance is established on the AFS investment for the portion of the impairment that is due to credit reasons (e.g. credit rating downgrades, past due receivables, and/or other macro- or micro-adverse trends). The allowance established on an AFS investment due to credit losses is limited to the amount the fair value of the investment is below its amortized cost basis as of the reporting date. If the fair value of the investment is below its amortized cost basis for non-credit-related reasons (e.g. interest rate environment), then the impairment continues to be recognized within shareholders' equity through AOCI, as it did prior to the adoption of ASU 2016-13.

Management considers the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While our current evaluation indicates that the ACL is appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The allowance for credit losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on individually evaluated loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet.

The significant key assumptions used with the ACL calculation at March 31, 2023 using the CECL methodology, included:

• Macroeconomic factors (loss drivers): Salisbury monitors and assesses National Unemployment, changes in National GDP and changes in National Housing Price Index at least annually to determine if these macroeconomic factors continue to be the most predictive indicator of losses within our loan portfolio. Factors considered in determining the ACL may change from time to time.

• Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is four quarters. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. "reversion speed"), management considers factors, which include but are not limited to, historical loan loss experience over previous economic cycles, as well as what stage of the economic cycle management believes the economy is in.

• Prepayment speeds: Prepayment speeds are determined for each loan segment utilizing industry benchmark data due to the stability and increased number of observations. The prepayment speed assumption is utilized with the discounted cash flow model (i.e. the CECL model) to forecast expected cashflows over the contractual life of the loan, adjusted for expected prepayments. A higher prepayment speed assumption will drive a lower ACL, and vice versa.

• Qualitative factors: As within previous accounting guidance used for the "incurred loss" model, ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. Salisbury continues to consider qualitative factors in determining and arriving at the ACL each reporting period.

As of March 31, 2023, the recorded ACL was $16.0 million and represented management’s best estimate. However, management may adjust its assumptions to account for differences between expected and actual losses from period to period. A future change of management’s assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in key CECL assumptions and asset quality, and consider their impact on the Company's financial condition. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the “Provision and Allowance for Credit Losses” section of Management’s Discussion and Analysis.

Refer to Note 1 of the consolidated financial statements for further details on the Company's policies and accounting elections made.

Salisbury considers the ACL for off-balance sheet credit exposures to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses on expected future loan advances of primarily, unfunded loan commitments for those that are not unconditionally cancellable by the Company. The expected credit loss factors for each loan segment determined using the ACL on loans methodology described above, as well as within Note 1 of the consolidated financial statements, is used to calculate the ACL on off-balance sheet credit exposures for each applicable loan segment, and, thus, are subject to the same level of estimation risk and volatility previously described. In addition, one other key assumption is used to derive the ACL on off-balance sheet credit exposures and that is the expected funding rate. The expected funding rate is derived using historical loan-level data for credit line usage, and is applied to total off-balance sheet credit exposures at each reporting date, excluding any that are unconditionally cancellable by the Company, to determine the expected funding amount. As unfunded loan commitments are funded, the allowance migrates from that provided for off-balance sheet credit exposures to the ACL on loans. If the expected funding rate or any other key assumption used is not reasonable, then this could have an adverse impact on the total ACL upon funding.

As of March 31, 2023, the recorded ACL on off-balance sheet credit exposures of $1.2 million is recorded within accrued interest and other liabilities on Salisbury’s consolidated balance sheet. Increases (decreases) to the allowance are presented within provision (credit) for credit losses on the consolidated statements of income. The allowance at March 31, 2023, represented management’s best estimate, however, management may adjust various assumptions to account for differences between expected and actual losses from period to period. A future change to certain assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on off-balance sheet credit exposures is reviewed on a quarterly basis by the Company's Loan Committee, and subsequently ratified by the Company’s Board of Directors.

As of March 31, 2023, the Company had not identified indications of credit risk and did not carry any allowance for credit losses on its AFS portfolio, nor did it record any permanent impairments during first quarter 2023.

FINANCIAL CONDITION

Securities and Short Term Funds

As of March 31, 2023, the market value of Salisbury’s available-for-sale (AFS) investment portfolio was $187.6 million or 12.0% of total assets. compared with $187.4 million, or 12.2% of total assets at December 31, 2022. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) of $49.8 million at March 31, 2023 decreased $0.7 million, or 1.4% from December 31, 2022.

The decline in market interest rates in first quarter 2023 resulted in inception-to-date after-tax unrealized losses in Salisbury’s AFS portfolio of $18.0 million at March 31, 2023 compared with an after-tax unrealized losses of $20.7 million at December 31, 2022. These unrealized losses and gains are recorded in accumulated other comprehensive loss, net on Salisbury’s consolidated balance sheet. Salisbury evaluates securities for impairment when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for impairment. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be impaired at March 31, 2023.

Loans

Net loans receivable of $1.235 billion at March 31, 2023 increased from $1.214 billion at December 31, 2022. At March 31, 2023 and December 31, 2022, Salisbury had approximately $0.2 million of PPP loans on its balance sheet. The increase in net loan receivable balances primarily reflected growth in residential mortgage, commercial real estate and commercial construction balances, partially offset by lower commercial & industrial, consumer and municipal loan balances. Salisbury did not sell any residential loans to FHLB Boston in first quarter 2023 or fourth quarter 2022. The ratio of gross loans to deposits for first quarter 2023 was 96.7% compared with 90.4% for fourth quarter 2022.

Asset Quality

During the first three months of 2023, overall asset quality remained strong. Non-performing assets decreased $0.4 million to $2.2 million, or 0.14% of assets at March 31, 2023, from $2.7 million, or 0.17% of assets at December 31, 2022. Salisbury has cooperative relationships with the vast majority of its non-performing loan customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. Salisbury pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, Salisbury will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

Past Due Loans

Loans past due 30 days or more increased during first quarter 2023 to $2.4 million, or 0.19% of gross loans receivable at March 31, 2023 compared with $1.5 million, or 0.12% of gross loans receivable at December 31, 2022.

The components of loans past due 30 days or greater are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Past due 30-59 days	$2,156	$1,195
Past due 60-89 days	78	115
Past due 90-179 days	—	—
Past due 180 days and over	—	—
Accruing loans	2,234	1,310
Past due 30-59 days	—	68
Past due 60-89 days	48	—
Past due 90-179 days	16	90
Past due 180 days and over	100	15
Non-accrual loans	164	173
Total loans past due 30 days or greater	$2,398	$1,483

Credit Risk Ratings

Salisbury assigns credit risk ratings to loans receivable in order to manage credit risk and to determine the allowance for credit losses. Credit risk ratings categorize loans by common financial and structural characteristics that measure the credit strength of a borrower. Salisbury’s rating model has eight risk rating grades, with each grade corresponding to a progressively greater risk of default. Grades 1 through 4 are pass ratings and 5 through 8 are ratings (special mention, substandard, doubtful, and loss) defined by the bank's regulatory agencies, the FDIC and CTDOB. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis and revised, if needed, to reflect changes in the borrowers' current financial position and outlook, risk profiles and the related collateral and structural positions.

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

Deposits and Borrowings

Total deposits of $1.3 billion at March 31, 2023 decreased $65.4 million, or 4.8%, from December 31, 2022 and increased $2.6 million, or 0.2%, from March 31, 2022. Salisbury accumulates deposits from a diverse customer base. At March 31, 2023, the composition of Salisbury’s deposit balances was as follows: retail: 45%; commercial: 39%; municipalities: 8%; brokered funds: 4%; Wealth Advisory: 3%; and educational institutions: 1%. At March 31, 2023, the balance of Salisbury’s deposits that were not insured by the FDIC and not collateralized by marketable securities owned by Salisbury was approximately $344 million, or 27%, of total deposits.

At March 31, 2023, Salisbury had outstanding brokered deposits balances of $53.2 million compared with balances of $45.0 million at December 31, 2022. Salisbury did not have any outstanding brokered deposit balances at March 31, 2022. Brokered deposits are included in the certificates of deposit balances on Salisbury’s consolidated balance sheet. Management utilized brokered deposits in first quarter 2023 to fund loan growth and as a source of liquidity. Excluding brokered funds, Salisbury’s deposits declined $73.5 million, or 5.6%, from fourth quarter 2022 and declined $50.6 million, or 3.9%, from first quarter 2022. Average total deposits were $1.3 billion for first quarter 2023, fourth quarter 2022 and first quarter 2022. Average total deposits for first quarter 2023 included average brokered deposits of $47.9 million compared with $25.8 million for fourth quarter 2022 and $7.5 million for first quarter 2022.

Salisbury has access to various sources of liquidity, including the FHLBB and the Federal Reserve Bank. Salisbury had $100.0 million of outstanding advances from FHLBB at March 31, 2023 compared with $10.0 million at December 31, 2022 and $0.4 million at March 31, 2022, respectively. Salisbury’s excess borrowing capacity at FHLBB was approximately $145 million at March 31, 2023. Additionally, at March 31, 2023, Salisbury had approximately $100 million of eligible collateral that could be posted to the Federal Reserve to secure funds under the Bank Term Funding Program. Salisbury has not borrowed funds under this program.

Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts. These letters of credit are secured primarily by residential mortgage loans. The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding. At March 31, 2023, $20.0 million of letters of credit were outstanding compared with $20.0 million at December 31, 2022.

The distribution of average total deposits by account type was as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Average Balance	Percent	Weighted-Average Interest Rate	Average Balance	Percent	Weighted-Average Interest Rate
Demand deposits	$382,586	28.99%	0.00%	$395,848	30.01%	0.00%
Interest-bearing checking accounts	223,742	16.95	0.22	231,970	17.59	0.18
Regular savings accounts	232,162	17.59	0.70	240,695	18.25	0.26
Money market savings	320,015	24.25	1.61	318,302	24.13	0.49
Certificates of deposit (CD’s)	161,300	12.22	2.58	132,192	10.02	0.84
Total deposits	$1,319,806	100.00%	0.87%	$1,319,007	100.00%	0.28%

The classification of certificates of deposit by interest rates is as follows:

Interest rates	March 31, 2023	December 31, 2022
Less than 1.00%	$48,809	$104,261
1.00% to 1.99%	10,437	11,739
2.00% to 2.99%	18,734	19,907
3.00% to 3.99%	29,781	17,463
4.00% to 4.99%	62,601	—
Total	$170,362	$153,370

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At March 31, 2023
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$32,823	$7,998	$4,329	$3,659	$48,809	28.65%
1.00% to 1.99%	6,041	4,301	95	—	10,437	6.12
2.00% to 2.99%	14,501	1,735	2,498	—	18,734	11.0
3.00% to 3.99%	29,781	—	—	—	29,781	17.48
4.00% to 4.99%	56,928	5,673	—	—	62,601	36.75
Total	$140,074	$19,707	$6,922	$3,659	$170,362	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

March 31, 2023 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$62,218	$9,819	$36,930	$15,960	$124,926

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. During first quarter 2023, Salisbury increased its utilization of brokered deposits by $5.3 million and increased its borrowings from FHLBB by $90.0 million to fund loan growth and to provide liquidity. At March 31, 2023, Salisbury’s outstanding borrowings and excess borrowing capacity at FHLBB were $100 million and $145 million, respectively. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury’s net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the three-month period ended March 31, 2023 provided net cash of $3.0 million. Investing activities utilized net cash of $23.2 million due to the net loan originations of $22.3 million, net purchases of FHLB stock of $3.7 million and other activity of $0.2 million, partly offset by $3.0 million from the maturities/principal paydowns of available-for-sale (AFS) securities. Financing activities provided net cash of $19.6 million primarily due to the increase of short-term FHLB borrowings of $90 million, increase in time deposits $17.0 million partly off-set by the decrease of savings deposits of $82.4 million, a decrease of $4.0 million in securities sold under agreements to repurchase and $1.0 million in dividends paid.

At March 31, 2023, Salisbury had outstanding commitments to fund new loan originations of $42.6 million and unused lines of credit of $253.0 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2023 and 2022

OVERVIEW

Net income allocated to common shareholders was $3.0 million, or $0.52 basic earnings per common share, for the first quarter ended March 31, 2023 (first quarter 2023), compared with $4.1 million, or $0.71 basic earnings per common share, for the fourth quarter ended December 31, 2022 (fourth quarter 2022), and $3.5 million, or $0.62 basic earnings per common share, for the first quarter ended March 31, 2022 (first quarter 2022). The decrease from fourth quarter 2022 primarily reflected lower net interest income of $0.9 million, a higher provision for credit losses of $0.4 million and higher non-interest expenses of $0.2 million. The decrease from first quarter 2022 primarily reflected a higher provision for credit losses of $0.6 million, lower non-interest income of $0.4 million and higher non-interest expense of $0.5 million, partially offset by higher net interest income of $0.8 million. First quarter 2023 included cost of $385 thousand related to the pending merger with NBT.

Net Interest Income

Tax equivalent net interest income for first quarter 2023 increased $834 thousand, or 8.0%, versus first quarter 2022. Average total earning assets for the first quarter 2023 increased $82.5 million, or 5.8%, versus first quarter 2022. Average total interest bearing deposits for the first quarter 2023 increased $19.4 million, or 2.1%, versus first quarter 2022. The tax equivalent net interest margin for the first quarter 2023 was 2.99% compared with 2.95% for the first quarter 2022. Excluding PPP loans, the tax equivalent net interest margin for the first quarter 2023 was 2.99% compared with 2.86% for first quarter 2022.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended March 31,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Loans (a)(d)	$1,236,778	$1,079,610	$13,367	$10,277	4.29%	3.79%
Securities (c)(d)	214,246	208,140	1,353	962	2.53	1.85
FHLBB stock	3,436	1,434	19	7	2.29	2.05
Short term funds (b)	40,689	123,454	375	50	3.72	0.16
Total interest-earning assets	1,495,149	1,412,638	15,114	11,296	4.02	3.19
Other assets	55,022	74,795
Total assets	$1,550,171	$1,487,433
Interest-bearing demand deposits	$223,742	$232,464	119	99	0.22	0.17
Money market accounts	320,015	321,198	1,270	126	1.61	0.16
Savings and other	232,162	233,092	402	64	0.70	0.11
Certificates of deposit	161,300	131,059	1,027	189	2.58	0.59
Total interest-bearing deposits	937,219	917,813	2,818	478	1.22	0.21
Repurchase agreements	3,961	7,146	16	3	1.65	0.14
Finance lease	5,397	5,097	40	41	2.96	3.23
Note payable	121	163	2	2	6.17	6.12
Subordinated debt (net of issuance costs)	24,536	24,480	233	233	3.80	3.81
FHLBB advances	57,056	2,974	687	55	4.82	7.46
Total interest-bearing liabilities	1,028,290	957,673	3,796	812	1.49	0.34
Demand deposits	382,601	386,884
Other liabilities	8,427	7,036
Shareholders’ equity	130,853	135,840
Total liabilities & shareholders’ equity	$1,550,171	$1,487,433
Net interest income (d)			$11,318	$10,484
Spread on interest-bearing funds					2.54	2.84
Net interest margin (e)					2.99	2.95
(a)	Includes non-accural loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $190,000 and $178,000, respectively, for 2023 and 2022 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31, (in thousands)	2023 versus 2022
Change in interest due to	Volume	Rate	Net
Loans	$1,633	$1,457	$3,090
Securities	34	357	391
FHLBB stock	11	1	12
Short term funds	(405)	730	325
Interest-earning assets	1,273	2,545	3,818
Deposits	(7)	2,347	2,340
Repurchase agreements	(8)	21	13
Finance lease	2	(3)	(1)
Subordinated debt and notes payable	1	(1)	—
FHLBB advances	830	(198)	632
Interest-bearing liabilities	818	2,166	2,984
Net change in net interest income	$455	$379	$834

Interest Income

Tax equivalent interest income increased $3.8 million, or 33.8%, to $15.1 million for first quarter 2023 compared with first quarter 2022. Loan income compared with first quarter 2022 increased $3.1 million, or 30.0%, primarily due to a 50 basis point increase in the average loan yield and a $157.2 million, or 14.6%, increase in average loans. Tax equivalent securities income increased $391 thousand, or 40.6%, for first quarter 2023 compared with first quarter 2022, primarily due to a $6.1 million, or 2.9%, increase in average balances and a 68 basis point increase in average yield. Income on short-term funds compared with first quarter 2022 increased $325 thousand, or 650.0%, primarily due to a 356 basis point increase in the average short-term funds yields, partially offset by an $82.7 million, or 67.0% decrease in average balances.

Interest Expense

Interest expense increased $3.0 million, or 367.5%, to $3.8 million for first quarter 2023 compared with first quarter 2022. Interest on deposit accounts increased $2.3 million, or 489.5%, as a result of a 101 basis point increase in average deposit rates and a $19.4 million, or 2.1%, increase in the average balances compared with first quarter 2022. Interest expense on FHLBB borrowings increased $632 thousand, or 1,149.1%, compared with first quarter 2022 due to an average balance increase of $54.1 million, or 1,818.5%, partially offset by a 264 basis point decrease in the average borrowings rate. Interest expense on FHLBB borrowings for first quarter 2022 included a non-recurring expense of approximately $30 thousand to pay off a $6.0 million advance due in December 2022.

Provision and Allowance for Credit Losses

During first quarter 2023, the allowance for credit losses on loans increased by the provision for credit losses on loans of $0.9 million compared with a provision expense of $0.5 million for fourth quarter 2022 and a provision expense of $0.4 million for first quarter 2022. The provision expense for first quarter 2023 primarily reflected loan growth during the quarter as well as changes in the forecast of certain macro-economic factors, which underpin the Bank’s CECL model. Net loan charge-offs were $32 thousand for the first quarter 2023, $13 thousand for fourth quarter 2022 and $410 thousand for the first quarter 2022. Charge-offs for first quarter 2022 included a write-down of $374 thousand to reduce the carrying value on $3.8 million of non-performing and under-performing residential and commercial loans, which Salisbury sold during the quarter, to the initial bid prices. Upon the adoption of ASU 326, Salisbury increased its ACL for off-balance sheet credit exposures by $0.9 million. In first quarter 2023, Salisbury increased the ACL for this exposure by $92 thousand.

(in thousands)	March 31, 2023	March 31, 2022
At or For the Three Months Ended	(CECL)	(Incurred Loss)
ACL on loans, beginning of period	$14,846	$12,962
Impact of CECL adoption	271	—
Provision for credit losses	924	363
Charge-offs:
Commercial & industrial	—	(46)
Commercial real estate	—	(334)
Residential real estate	—	(19)
Consumer	(35)	(17)
Total loan charge-offs	(35)	(416)
Recoveries:
Commercial & industrial	—	1
Commercial real estate	—	—
Residential real estate	—	—
Consumer	3	5
Total loan recoveries	3	6
Net charge-offs	$(32)	$(410)
ACL on loans, end of the period	$16,009	$12,915
ACL on unfunded commitments, beginning of period	$183	$146
Impact of CECL adoption	913	—
Provision for credit losses	92	37
ACL on unfunded commitments, end of period	$1,183	$183
Components of ACL:
ACL on loans	$16,009	$12,915
ACL on unfunded commitments	1,183	183
ACL, end of period	$17,192	$13,098
Net charge-offs to average loans
Provision for credit losses on loans to average loans	0.07%	0.03%
ACL on loans to total loans	1.28%	1.20%

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for credit losses to gross loans, excluding PPP loans, was 1.28% for the first quarter 2023, versus 1.21% for the fourth quarter 2022 and 1.20% for the first quarter 2022. Similarly, reserve coverage, as measured by the ratio of the allowance for credit losses to non-performing loans was 714% for first quarter of 2023, versus 558% for fourth quarter of 2022 and 467% for first quarter of 2022.

The following table details the principal categories of credit quality ratios:

Three months ended March 31,	2023	2022
Net charge-offs (recoveries) to average loans receivable, gross	0.00%	0.04%
Non-performing loans to loans receivable, gross	0.18	0.26
Accruing loans past due 30-89 days to loans receivable, gross	0.18	0.22
Allowance for credit losses to loans receivable, gross	1.28	1.20
Allowance for credit losses to non-performing loans	714.35	467.27
Non-performing assets to total assets	0.14	0.19

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $2.4 million, or 0.18% of gross loans receivable at March 31, 2023 as compared to $2.7 million, or 0.22% at December 31, 2022 and $2.8 million, or 0.26%, at March 31, 2022. Accruing loans past due 30-89 days were $2.2 million, or 0.18% of gross loans receivable at March 31, 2023 compared with $1.3 million, or 0.11% of gross loans receivable at December 31, 2022 and $2.3 million, or 0.22% of gross loans receivable, at March 31, 2022. See “Financial Condition – Asset Quality” above for further discussion and analysis.

Salisbury adopted CECL on January 1, 2023. Under CECL, the Bank’s lifetime credit loss models are based on historical data and incorporate forecasts of macroeconomic variables, expected prepayments and recoveries. Non-economic qualitative factors are also evaluated for each loan segment. A four-quarter reasonable and supportable forecast period is currently used for all loan portfolios. When the risk characteristics of a loan no longer match the characteristics of the collective pool, the loan is removed from the pool and individually assessed for credit losses. Generally, non-accrual loans and collateral dependent loans are individually assessed.

Salisbury segregates its loan portfolio into discrete loan pools for purposes of evaluating credit risk. Each loan pool possesses unique risk characteristics that are considered when determining the appropriate level of allowance. See Note 4 for a description of these discrete loan pools.

At March 31, 2023, the reasonable and supportable forecast used to estimate the ACL on loans used the following loss drivers by loan segment: (i) Commercial & Industrial – National Gross Domestic Product (“GDP”) and National Unemployment; (ii) Commercial Real Estate - National GDP and National Unemployment; (iii) Residential Real Estate – National Housing Price Index and National Unemployment; (iv) Consumer - National Unemployment. National GDP and National Unemployment are sourced from the Federal Reserve Open Market Committee’s published forecast whereas the National Housing Price Index is sourced from the Federal National Mortgage Association’s published forecast. The Company's qualitative factors at March 31, 2023, included consideration of the level of uncertainty surrounding the impact of macro-economic factors such as interest rates, inflation, supply chain disruption, geo-political events as well as other factors. At March 31, 2023, the ACL estimate for loans used a reversion period of two years for each loan segment.

The individual assessment for credit impairment is generally based on a discounted cash flow approach unless the asset is collateral dependent. A loan is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually assessed and the expected credit loss is based on the fair value of the collateral. The fair value is reduced for estimated costs to sell if the value of the collateral is expected to be realized through sale.

Also included within scope of CECL standard are off-balance sheet loan commitments, which includes the unfunded portion of committed lines of credit and commitments “in-process” reflect loans not in Salisbury’s gross loans receivable balance as of the balance sheet date but rather negotiated loan/line of credit terms and rates that the Bank has offered to customers and is committed to honoring. In reference to “in-process” credits, the Bank defines an unfunded commitment as a credit that has been offered to and accepted by a borrower, which has not closed and by which the obligation is not unconditionally cancellable. The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk through a contractual obligation to extend credit, unless that obligation in unconditionally cancellable by the Bank. The allowance for credit losses on losses on off-balance sheet exposures includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments to be funded over its estimated life.

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at March 31, 2023.

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended March 31, (dollars in thousands)	2023	2022	2023 vs. 2022
Trust and wealth advisory	$1,153	$1,241	($88)	(7.1%)
Service charges and fees	1,235	1,138	97	8.5
Mortgage banking activities, net	59	355	(296)	(83.4)
Gains (losses) on mutual funds	20	(42)	62	147.6
Gains on securities, net	—	210	(210)	(100.0)
Bank-owned life insurance (“BOLI”) income	192	162	30	18.5
Other	34	30	4	13.3
Total non-interest income	$2,693	$3,094	($401)	(13.0%)

Non-interest income decreased $401 thousand, or 13.0% in first quarter of 2023 versus first quarter of 2022. Trust and wealth advisory revenues decreased $88 thousand versus first quarter 2022 primarily due to lower asset management fees. Assets under administration were $1.30 billion at March 31, 2023 compared with $1.29 billion at December 31, 2022 and $1.0 billion at March 31, 2022. Discretionary assets under administration of $588.4 million in first quarter 2023 increased from $561.1 million in fourth quarter 2022 and decreased from $625.3 million in first quarter 2022. The variance from the comparative quarters primarily reflected changes in market valuations. Non-discretionary assets under administration of $712.7 million in first quarter 2023 declined from $728.9 million in fourth quarter 2022 and increased from $423.9 million in first quarter 2022. The variance from the comparative periods primarily reflected changes in the valuation of certain partnership assets for an existing client relationship. The trust and wealth business records only a nominal annual fee on this relationship.

Service charges and fees increased $97 thousand versus first quarter 2022 and primarily reflected higher deposit fees and interchange fees. First quarter 2023 income from mortgage sales and servicing decreased $296 thousand due to a lower volume of sales of residential mortgage loans to the FHLB Boston. Salisbury did not sell any residential loans to FHLBB during first quarter 2023 compared with sales of $5.5 million in first quarter 2022. Mortgage banking activities, net for first quarter 2022 also included a pre-tax gain of $239 thousand on the sale of $3.8 million of non-performing and under-performing commercial and residential loans.

The first quarter 2023 included net gains of $20 thousand on investments in mutual funds compared with net losses of $42 thousand in first quarter 2022. Non-interest income for first quarter 2022 included a pre-tax gain on the sale of available-for-sale (“AFS”) securities of $210 thousand. Salisbury did not sell any AFS securities in first quarter 2023.

BOLI income of $192 thousand increased $30 thousand compared to $162 thousand in first quarter 2022. Other income primarily includes rental property income.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended March 31, (dollars in thousands)	2023	2022	2023 vs. 2022
Salaries	$3,721	$3,479	$242	7.0%
Employee benefits	1,468	1,277	191	15.0
Premises and equipment	1,105	1,104	1	0.1
Loss on write-down and sale of assets	158	9	149	1655.6
Information processing and services	831	685	146	21.3
Professional fees	945	787	158	20.1
Collections, OREO, and loan related	72	117	(45)	(38.5)
FDIC insurance	98	171	(73)	(42.7)
Marketing and community support	127	184	(57)	(31.0)
Amortization of core deposit intangibles	39	54	(15)	(27.8)
Other	470	786	(316)	(40.2)
Non-interest expense	$9,034	$8,653	$381	4.4%

Non-interest expense for first quarter 2023 increased $381 thousand versus first quarter 2022. Non-interest expense for first quarter 2023 included costs of approximately $385 thousand associated with the pending NBT merger. Non-interest expense for first quarter 2023 also included a non-recurring charge of $158 thousand to write off fixed assets in the Red Oaks Mill, New York branch, which will be closed on April 30, 2023. Salaries expense increased $242 thousand versus first quarter 2022. The increase primarily reflected higher base salary expense and higher incentive accruals as well as lower deferred compensation expense. Employee benefits expense increased $191 thousand versus first quarter 2022 primarily due to higher medical insurance costs and ESOP and 401k expense. Information processing expense increased $146 thousand versus first quarter 2022 primarily due to higher core processing costs and ATM and debit card processing fees. Professional fees increased $158 thousand versus first quarter 2022 primarily as a result of increased audit and legal fees. Loan and OREO related expenses decreased $45 thousand versus first quarter 2022, mainly due to lower appraisal expenses and mortgage recording taxes. Marketing and community support expense decreased $57 thousand versus first quarter 2022. The decrease in other expenses of $316 thousand primarily reflected two isolated instances of debit card or check cashing fraud-related losses aggregating $251 thousand in first quarter 2022.

Income Taxes

The effective income tax rates for first quarter 2023 and first quarter 2022 were 19.95% and 18.60%, respectively. The higher tax rate in the first quarter 2023 primarily reflected a lower mix of tax-exempt income from municipal bonds, tax advantaged loans and bank-owned life insurance on a comparatively lower level of pre-tax income.

Salisbury did not incur Connecticut income tax in 2023 (to date) or 2022, other than minimum state income tax, as a result of a Connecticut law that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a Passive Investment Company or PIC. In 2004, Salisbury availed itself of this benefit by forming a PIC, SBT Mortgage Service Corporation. Salisbury's income tax provision reflects the full impact of the Connecticut legislation. Salisbury does not expect to pay Connecticut state income tax, other than minimum Connecticut state income tax, in the foreseeable future unless there is a change in Connecticut tax law.

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $4.0 million in first quarter to $132.4 million at March 31, 2023 as unrealized gains in the available-for-sale securities (“AFS”) portfolio of $2.7 million, net income of $3.0 million and other activity of $0.1 million were partially offset by common stock dividends paid of $0.9 million and a reduction of $0.9 million due to the adoption of CECL. Book value per common share of $22.79 at March 31, 2023 increased $0.66 from fourth quarter 2022 and increased $0.23 from first quarter 2022. Tangible book value per common share of $20.38 at March 31, 2023 increased $0.67 from fourth quarter 2022 and increased $0.28 from first quarter 2022.

At March 31, 2023 and December 31, 2022, the ratio of Salisbury’s tangible common shareholders’ equity, which included the after-tax unrealized losses on available-for-sale securities, to tangible total assets were as follows:

	March 31, 2023	December 31, 2022
Common shareholders’ equity	$132,355	$128,355
Less: Goodwill	(13,815)	(13,815)
Less: Intangible assets	(188)	(227)
Tangible common shareholders’ equity	$118,352	$114,313

Total assets	$1,565,334	$1,541,582
Less: Goodwill	(13,815)	(13,815)
Less: Intangible assets	(188)	(227)
Tangible total assets	$1,551,331	$1,527,540
Tangible common shareholders’ equity to tangible total assets	7.63%	7.48%

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

	March 31, 2023	December 31, 2022
Total Capital (to risk-weighted assets)	13.41%	13.43%
Common Equity Tier 1 Capital	12.16	12.24
Tier 1 Capital (to risk-weighted assets)	12.16	12.24
Tier 1 Capital (to average assets)	9.98	9.99

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

As of March 31, 2023, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Share Repurchases

On March 23, 2022 Salisbury announced that its Board of Directors has renewed its share repurchase program that was established in March 2021. The share repurchase program provides for the potential repurchase of Salisbury’s common stock in amounts up to an aggregate of five percent (5%) of the outstanding shares of Salisbury’s common stock from time to time over a period of the next twelve (12) months through privately negotiated transactions and/or market purchases at appropriate prices, subject to price and market conditions on terms determined to be in the best interests of Salisbury. Salisbury did not repurchase any shares during first quarter 2023.

Dividends

During the three-month period ended March 31, 2023, Salisbury paid $927 thousand in dividends on common stock. On April 26, 2023, the Board of Directors of Salisbury declared a dividend of $0.16 per common share payable on May 26, 2023 to shareholders of record on May 12, 2023.

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

Salisbury notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of Salisbury’s and the Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impacts Salisbury and the Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances and cybersecurity matters;
(e)	interest rate fluctuations;
(f)	the effect of the COVID-19 pandemic on Salisbury, the communities served by the Bank, the State of Connecticut and the United States, related to the economy and overall financial stability;
(g)	the risk of adverse changes in business conditions due to geo-political tensions and;
(h)	the risk that the pending merger with NBT will not be completed; and
(i)	changes in Salisbury’s liquidity risk profile due to uncertain economic conditions and competition for deposits; and
(j)	other risks identified from time to time in Salisbury’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on Salisbury’s and the Bank’s financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s March 31, 2023 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At March 31, 2023, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 400 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 300 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – the yield curve is assumed to rise through most of 2023 before flattening out and declining toward the latter part of 2023 and into 2024. The Federal Funds rates increases to 5.25% by May 2023 and remains flat until a projected 0.25% rate cut in December 2023 and several additional rate cuts throughout 2024 to reach a terminal rate of 2.00%. Through the remaining nine months of 2023, the two year, five year, and 10 year treasury are projected to increase by 0.47%, 0.58%, and 0.73%, respectively. In 2024, the two year, five year, and 10 year treasury decline by 3.00%, 2.02%, and 1.03%, respectively. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of March 31, 2023, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of March 31, 2023.

As of March 31, 2023	Months 1-12	Months 13-24
Immediately rising interest rates + 200bp (static growth assumptions)	(7.2)%	(2.3)%
Immediately rising interest rates + 100bp (static growth assumptions)	(3.3)	(0.9)
Immediately falling interest rates - 100bp (static growth assumptions)	(0.1)	(3.0)
Immediately falling interest rates - 200bp (static growth assumptions)	(1.6)	(8.5)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of March 31, 2023 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(659)	$(1,287)
U.S. Government agency notes	(1,164)	(1,907)
Municipal bonds	(3,353)	(6,546)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(2,867)	(5,598)
Collateralized mortgage obligations
U.S. Government agencies	(1,394)	(2,783)
Corporate bonds	(426)	(808)
Total available-for-sale debt securities	$(9,863)	$(18,929)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of March 31, 2023.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

There were no material changes to the risk factors previously disclosed in Salisbury’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

SALISBURY BANCORP, INC.

May 5, 2023	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

May 5, 2023	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

