Form 10-Q
period 2023-06-30
SALISBURY BANCORP, INC.
filed 2023-08-09
CIK 1060219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Common Stock outstanding as of August 2, 2023 is 5,806,119.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Cash and due from banks	$7,855	$5,864
Interest bearing demand deposits with other banks	46,202	44,675
Total cash and cash equivalents	54,057	50,539
Securities
Available-for-sale, at fair value	177,477	187,410
Mutual funds at fair value	2,020	1,933
Federal Home Loan Bank of Boston stock at cost	1,488	1,285
Loans receivable, net (allowance for credit losses: $15,558 and $14,846)	1,237,511	1,213,671
Bank premises and equipment, net	21,268	22,148
Goodwill	13,815	13,815
Intangible assets (net of accumulated amortization: $5,727 and $5,654)	154	227
Accrued interest receivable	6,546	6,797
Cash surrender value of life insurance policies	30,248	30,379
Deferred taxes	8,631	8,492
Other assets	5,121	4,886
Total Assets	$1,558,336	$1,541,582
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$353,794	$395,994
Demand (interest bearing)	219,483	231,486
Money market	361,004	343,965
Savings and other	218,339	233,578
Certificates of deposit	207,330	153,370
Total deposits	1,359,950	1,358,393
Repurchase agreements	7,492	7,228
Federal Home Loan Bank of Boston advances	20,000	10,000
Subordinated debt	24,559	24,531
Note payable	106	128
Finance lease obligations	4,189	4,262
Accrued interest and other liabilities	8,975	8,685
Total Liabilities	1,425,271	1,413,227
Shareholders' Equity
Common stock - $0.10 per share par value
Authorized: 10,000,000;
Issued: 5,807,119 and 5,798,816
Outstanding: 5,807,119 and 5,798,816	581	580
Unearned compensation – restricted stock awards	(779)	(1,144)
Paid-in capital	47,443	47,466
Retained earnings	105,846	102,178
Accumulated other comprehensive loss, net	(20,026)	(20,725)
Total Shareholders' Equity	133,065	128,355
Total Liabilities and Shareholders' Equity	$1,558,336	$1,541,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share amounts)	2023	2022	2023	2022
Interest and dividend income
Interest and fees on loans	$13,604	$10,576	$26,853	$20,740
Interest on debt securities
Taxable	1,033	859	2,102	1,583
Tax exempt	183	187	396	362
Other interest and dividends	561	107	954	164
Total interest and dividend income	15,381	11,729	30,305	22,849
Interest expense
Deposits	5,296	577	8,114	1,055
Repurchase agreements	25	4	41	6
Finance lease	40	41	79	82
Note payable	2	2	4	5
Subordinated debt	233	233	466	466
Federal Home Loan Bank of Boston advances	444	—	1,131	55
Total interest expense	6,040	857	9,835	1,669
Net interest and dividend income	9,341	10,872	20,470	21,180
(Release) provision for credit losses	(403)	1,100	521	1,463
Net interest and dividend income after (release) provision for loan losses	9,744	9,772	19,949	19,717
Non-interest income
Trust and wealth advisory	1,330	1,293	2,483	2,533
Service charges and fees	1,251	1,723	2,485	2,861
Mortgage banking activities, net	(151)	77	(92)	432
(Losses) gains on mutual fund	(14)	(30)	5	(72)
(Losses) gains on securities, net	(15)	(45)	(15)	165
Bank-owned life insurance (“BOLI”) income	196	163	388	325
Gain on bank-owned life insurance	311	89	311	89
Other	26	27	60	57
Total non-interest income	2,934	3,297	5,625	6,390
Non-interest expense
Salaries	3,625	3,657	7,346	7,135
Employee benefits	1,232	1,288	2,700	2,565
Premises and equipment	1,078	973	2,183	2,086
Loss on write-down and sale of assets	—	—	158	—
Information processing and services	949	702	1,781	1,387
Professional fees	850	821	1,795	1,609
Collections, OREO, and loan related	29	116	100	232
FDIC insurance	248	122	346	293
Marketing and community support	187	262	314	447
Amortization of intangibles	34	50	73	104
Other	544	541	1,106	1,328
Total non-interest expense	8,776	8,532	17,902	17,186
Income before income taxes	3,902	4,537	7,672	8,921
Income tax provision	497	692	1,249	1,507
Net income	$3,405	$3,845	$6,423	$7,414
Net income available to common shareholders	$3,354	$3,772	$6,322	$7,280
Basic earnings per common share	$0.59	$0.67	$1.11	$1.29
Diluted earnings per common share	$0.59	$0.66	$1.10	$1.28
Common dividends per share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2023	2022	2023	2022
Net income	$3,405	$3,845	$6,423	$7,414
Other comprehensive income (loss)
Net unrealized (losses) gains on securities available-for-sale	(2,539)	(7,788)	870	(19,337)
Reclassification of net realized losses (income) in net income [1]	15	45	15	(165)
Unrealized (losses) gains on securities available-for-sale	(2,524)	(7,743)	885	(19,502)
Income tax benefit (expense)	530	1,626	(186)	4,096
Unrealized (losses) gains on securities available-for-sale, net of tax	(1,994)	(6,117)	699	(15,406)
Comprehensive income (loss)	$1,411	$(2,272)	$7,122	$(7,992)

1 Reclassification adjustments include realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: The pre-tax amount is reflected as (losses) gains on securities, net, the tax effect is included in the income tax provision and the after-tax amount is included in net income. The net tax effect for the three months ending June 30, 2023 and 2022 are $3 thousand and $9 thousand, respectively. The net tax effect for the six-month periods ending June 30, 2023 and 2022 are $3 thousand and $(35) thousand, respectively.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Three months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares [1]	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at March 31, 2022	5,764,916	$288	$47,099	$92,648	$(1,550)	$(8,419)	$130,066
Net income	—	—	—	3,845	—	—	3,845
Other comprehensive loss, net of tax	—	—	—	—	—	(6,117)	(6,117)
Common stock dividends declared	—	—	—	(925)	—	—	(925)
Stock options exercised	11,070	1	94	—	—	—	95
Issuance of director’s restricted stock awards	7,980	—	205	—	(205)	—	—
Transfer due to 2-for-1 forward stock split	—	289	(289)	—	—	—	—
Stock based compensation-restricted stock awards	—	—	96	—	243	—	339
Balances at June 30, 2022	5,783,966	$578	$47,205	$95,568	$(1,512)	$(14,536)	$127,303
Balances at March 31, 2023	5,807,719	$581	$47,396	$103,371	$(961)	$(18,032)	$132,355
Net income	—	—	—	3,405	—	—	3,405
Other comprehensive loss, net of tax	—	—	—	—	—	(1,994)	(1,994)
Common stock dividends declared	—	—	—	(930)	—	—	(930)
Forfeiture of restricted stock awards	(600)	—	(15)	—	15	—	—
Stock based compensation-restricted stock awards	—	—	62	—	167	—	229
Balances at June 30, 2023	5,807,119	$581	$47,443	$105,846	$(779)	$(20,026)	$133,065

1 The number of shares for all periods have been adjusted to reflect the two-for-one forward stock split effective on June 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

Six months ended June 30, (dollars in thousands)	Common Stock		Paid-in	Retained	Unearned compensation restricted stock	Accumulated other comprehensive	Total shareholders'
	Shares [1]	Amount	Capital	Earnings	awards	(loss) income	equity
Balances at December 31, 2021	5,723,394	$286	$46,374	$89,995	$(925)	$870	$136,600
Net income	—	—	—	7,414	—	—	7,414
Other comprehensive loss, net of tax	—	—	—	—	—	(15,406)	(15,406)
Common stock dividends declared	—	—	—	(1,841)	—	—	(1,841)
Issuance of restricted stock awards	28,700	2	811	—	(813)	—	—
Issuance of performance based stock awards	12,822	—	(183)	—	—	—	(183)
Stock options exercised	11,070	1	94	—	—	—	95
Issuance of director’s restricted stock awards	7,980	—	205	—	(205)	—	—
Transfer due to 2-for-1 forward stock split	—	289	(289)	—	—	—	—
Stock based compensation-restricted stock awards	—	—	193	—	431	—	624
Balances at June 30, 2022	5,783,966	$578	$47,205	$95,568	$(1,512)	$(14,536)	$127,303
Balances at December 31, 2022	5,798,816	$580	$47,466	$102,178	$(1,144)	$(20,725)	$128,355
Cumulative effect of accounting changes (Note 1)	—	—	—	(898)	—	—	(898)
Net income	—	—	—	6,423	—	—	6,423
Other comprehensive income, net of tax	—	—	—	—	—	699	699
Common stock dividends declared	—	—	—	(1,857)	—	—	(1,857)
Issuance of restricted stock units upon vesting	13,473	1	—	—	—	—	1
Net settlement impact for vesting of performance restricted stock units	(4,570)	—	(111)	—	—	—	(111)
Forfeiture of restricted stock units	(600)	—	(15)	—	15	—	—
Stock based compensation-restricted stock awards	—	—	103	—	350	—	453
Balances at June 30, 2023	5,807,119	$581	$47,443	$105,846	$(779)	$(20,026)	$133,065

1 The number of shares for all periods have been adjusted to reflect the two-for-one forward stock split effective on June 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended June 30, (in thousands)	2023	2022
Operating Activities
Net income	$6,423	$7,414
Adjustments to reconcile net income to net cash provided by operating activities
Amortization(accretion) and depreciation
Securities	641	723
Bank premises and equipment	774	801
Core deposit intangible	73	104
Modification fees on Federal Home Loan Bank of Boston advances	—	21
Subordinated debt issuance costs	28	28
Mortgage servicing rights	51	78
Loss (gain) on sales and calls of securities available-for-sale, net	15	(165)
(Gain) loss on mutual funds	(5)	72
Loss (gain) on sales of loans, excluding capitalized servicing rights	209	(292)
Loss on sale of disposed assets	158	3
Provision for loan losses	521	1,463
Proceeds from loans sold	8,007	11,119
Loans originated for sale	—	(4,459)
Decrease(increase) in deferred loan origination fees and costs, net	21	(733)
Increase in mortgage servicing rights originated	—	(72)
Decrease in interest receivable	251	137
(Increase) decrease in deferred tax benefit	(324)	224
Decrease in prepaid expenses	236	202
Increase in cash surrender value of life insurance policies and gain on bank owned life insurance	(699)	(414)
Decrease in income tax receivable	—	37
Increase in other assets	(521)	(52)
Increase in income taxes payable	84	—
Decrease in accrued expenses	(1,594)	(1,442)
Increase (decrease) in interest payable	511	(5)
Increase in other liabilities	1,288	19
Stock based compensation-restricted stock awards	453	624
Net cash provided by operating activities	$16,601	$15,435
Investing Activities
Net redemptions of Federal Home Loan Bank of Boston stock	(203)	452
Purchases of securities available-for-sale	—	(52,175)
Proceeds from sales of securities available-for-sale	3,969	22,012
Proceeds from maturities of securities available-for-sale	6,193	9,389
Reinvestment/purchase of mutual funds	(82)	(843)
Loan originations and principal collections, net	(33,501)	(73,434)
Recoveries of loans previously charged off	5	12
Proceeds from life insurance	830	89
Capital expenditures	(52)	(601)
Net cash utilized by investing activities	$(22,841)	$(95,099)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six months ended June 30, (in thousands)	2023	2022
Financing Activities
Decrease in deposit transaction accounts, net	$(52,403)	$(53,997)
Increase in time deposits, net	53,960	34,343
Increase in securities sold under agreements to repurchase, net	264	5,144
Short-term Federal Home Loan Bank of Boston advances, net	10,000	(6,000)
Principal payments on amortizing FHLB advances	—	(1,677)
Principal payments on note payable	(22)	(21)
Decrease in finance lease obligation	(73)	(67)
Stock options exercised	—	95
Net settlement of restricted stock units	(111)	(183)
Common stock dividends paid	(1,857)	(1,841)
Net cash provided (utilized) by financing activities	9,758	(24,204)
Net increase (decrease) in cash and cash equivalents	3,518	(103,868)
Cash and cash equivalents, beginning of period	50,539	175,335
Cash and cash equivalents, end of period	$54,057	$71,467
Cash paid during period
Interest	$9,296	$1,625
Income taxes	1,203	1,310
Non-cash supplemental
Fixed Asset	65	289
Finance lease liability	(65)	(289)
Loans transferred to Loans Held for Sale	8,216	3,684

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Salisbury's 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

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

The federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of adopting CECL. Salisbury has elected to phase in the adjustment over a three-year period.

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

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

Pending Acquisition

On December 5, 2022, Salisbury and NBT Bancorp Inc. (“NBT”) announced that they entered into a definitive agreement under which Salisbury will merge with and into NBT, with NBT as the surviving entity, in an all-stock transaction. Immediately thereafter, the Bank will merge with and into NBT Bank, with NBT Bank as the surviving bank. Under the terms of the agreement, each share of Salisbury common stock will be converted into the right to receive 0.745 shares of NBT common stock. Merger-related expenses totaling $393 thousand and $778 thousand related to this transaction were recorded by Salisbury in the three and six month periods ended June 30, 2023, respectively. The merger is expected to be consummated on August 11, 2023.

NOTE 3 - SECURITIES

The composition of securities is as follows:

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
June 30, 2023
Available-for-sale
U.S. Treasury	$19,315	$—	$2,070	$17,245
U.S. Government Agency notes	27,999	5	2,488	25,516
Municipal bonds	51,037	—	7,375	43,662
Mortgage-backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	65,811	18	7,760	58,069
Collateralized mortgage obligations:
U.S. Government agencies	24,414	—	3,589	20,825
Corporate bonds	14,250	—	2,090	12,160
Total securities available-for-sale	$202,826	$23	$25,372	$177,477
Mutual fund				$2,020
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,488	$—	$—	$1,488

(in thousands)	Amortized cost basis	Gross un-realized gains	Gross un-realized losses	Fair value
December 31, 2022
Available-for-sale
U.S. Treasury	$19,283	$—	$2,150	$17,133
U.S. Government Agency notes	29,696	94	2,636	27,154
Municipal bonds	55,179	—	8,641	46,538
Mortgage-backed securities:
U.S. Government agencies and U.S. Government- sponsored enterprises	69,866	20	8,011	61,875
Collateralized mortgage obligations:
U.S. Government agencies	25,370	—	3,434	21,936
Corporate bonds	14,250	—	1,476	12,774
Total securities available-for-sale	$213,644	$114	$26,348	$187,410
Mutual fund				$1,933
Non-marketable securities
Federal Home Loan Bank of Boston stock	$1,285	$—	$—	$1,285

Salisbury sold $4.0 million of available-for-sale securities during the three and six-month period ended June 30, 2023 realizing gains of $3 thousand and losses of $18 thousand resulting in a net loss of $15 thousand and related tax benefit of $3 thousand. Salisbury sold $22.0 million of available-for-sale securities during the six-month period ended June 30, 2022 realizing gains of $458 thousand and losses of $293 thousand resulting in a net gain of $165 thousand and related tax expense of $35 thousand. Salisbury sold $4.0 million of available-for-sale securities during the three-month period ended June 30, 2022 realizing gains of $3 thousand and losses of $48 thousand resulting in a net loss of $45 thousand and related tax benefit of $9 thousand.

The following tables summarize the aggregate fair value and gross unrealized losses of securities that have been in a continuous unrealized loss position as of the date presented:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$—	$—	$17,245	$2,070	$17,245	$2,070
U.S. Government Agency notes	2,670	46	19,469	2,442	22,139	2,488
Municipal bonds	992	22	42,670	7,353	43,662	7,375
Mortgage- backed securities:
U.S. Government agencies and U.S. Government - sponsored enterprises	2,636	25	51,185	7,735	53,821	7,760
Collateralized mortgage obligations:
U.S. Government agencies	—	—	20,825	3,589	20,825	3,589
Corporate bonds	6,890	1,110	5,270	980	12,160	2,090
Total temporarily impaired securities	$13,188	$1,203	$156,664	$24,169	$169,852	$25,372

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022 (in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale
U.S. Treasury	$6,435	$484	$10,698	$1,666	$17,133	$2,150
U.S. Government Agency notes	3,106	158	17,467	2,478	20,573	2,636
Municipal bonds	37,277	5,950	9,261	2,691	46,538	8,641
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	18,861	1,559	39,909	6,452	58,770	8,011
Collateralized mortgage obligations	14,333	1,782	7,603	1,652	21,936	3,434
Corporate bonds	11,251	1,249	1,523	227	12,774	1,476
Total temporarily impaired securities	$91,263	$11,182	$86,461	$15,166	$177,724	$26,348

The table below presents the amortized cost, fair value and tax equivalent yield of securities, by maturity. Debt securities issued by U.S. Government agencies (SBA securities), MBS, and CMOS are disclosed separately in the table below as these securities may prepay prior to the scheduled contractual maturity dates.

June 30, 2023 (in thousands)	Maturity	Amortized cost	Fair value	Yield(1)
U.S. Treasury	Within 1 year	$1,976	$1,904	1.53%
	After 1 year but within 5 years	8,854	8,003	1.24
	After 5 year but within 10 years	8,485	7,338	1.17
	Total	19,315	17,245	1.24
U.S. Government Agency notes	After 1 year but within 5 years	8,951	7,864	1.25
	After 5 year but within 10 years	6,978	5,966	1.43
	Total	15,929	13,830	1.33
Municipal bonds	After 1 year but within 5 years	1,486	1,343	2.11
	After 5 year but within 10 years	15,331	12,827	2.25
	After 10 years but within 15 years	14,589	12,491	2.39
	After 15 years	19,631	17,010	2.42
	Total	51,037	43,662	2.35
Mortgage-backed securities and Collateralized mortgage obligations	Securities not due at a single maturity date	102,295	90,580	3.05
	Total	102,295	90,580	3.05
Corporate bonds	After 5 years but within 10 years	14,250	12,160	4.46
	Total	14,250	12,160	4.46
Securities available-for-sale		$202,826	$177,477	2.82%

(1) Yield is based on amortized cost.

During second quarter 2023, Salisbury realized a pre-tax loss of approximated $15 thousand on the sale of $4.0 million of securities. The sale was executed for strategic purposes and was not driven by credit concerns of the underlying issuers or the need by Salisbury to generate liquidity. For the six months ended June 30, 2023 and 2022, the unrealized losses on the Company’s available-for-sale debt securities were due to changes in interest rates and other market conditions and were not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds. Agency-backed and government sponsored securities have a long 40 year history with no credit losses, including during times of severe stress such as the 2007-2008 financial crisis. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses.

At June 30, 2023 and December 31, 2022, total accrued interest receivable on available-for-sale debt securities, which has been excluded from the reported amortized cost basis on available-for-sale debt securities, was $0.55 million and $0.56 million, respectively, and was reported within accrued interest receivable on the consolidated balance sheets. An allowance was not carried on the accrued interest receivable at either date.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Salisbury segregates its loan portfolio into discrete loan pools for purposes of evaluating credit risk. Each loan pool possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2023, the Company aggregated the individual loan pools as follows:

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

(In thousands)	June 30, 2023	December 31, 2022[1]
Commercial & Industrial	$215,372	$239,997
Commercial real estate	525,364	491,659
Residential real estate	468,462	449,652
Consumer	42,891	46,208
Total Loans	1,252,089	1,227,516
Deferred loan origination costs, net	980	1,001
Allowance for credit losses	(15,558)	(14,846)
Loans receivable, net	$1,237,511	$1,213,671

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

At June 30, 2023, the allowance for off-balance-sheet credit losses was $1.2 million compared with $0.2 million at December 31, 2022. This balance is included in “other liabilities” on Salisbury’s consolidated balance sheet. During second quarter 2023, the Bank recorded $10 thousand in credit loss benefit for off-balance-sheet items compared with $0.4 million for second quarter 2022. These balances are included in the “provision for credit losses” for 2023 and “other non-interest expense” in 2022 on Salisbury’s Consolidated Income Statement.

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

At June 30, 2023 and December 31, 2022, Salisbury serviced commercial loans for other banks under loan participation agreements totaling $67.4 million and $64.1 million, respectively.

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

Salisbury’s commercial loan portfolio is comprised of loans to diverse industries, several of which may experience operating challenges due to the COVID-19 virus pandemic (“virus”). Approximately 33% of the Bank’s commercial loan portfolio are to entities who operate rental properties, which include commercial strip malls, smaller rental units as well as multi-unit dwellings. Approximately 10% of the Bank’s commercial loans are to entities in the hospitality industry, which includes hotels, bed & breakfast inns and restaurants. Approximately 9% of the Bank’s commercial loans are to educational institutions and approximately 4% of Salisbury’s commercial loans are to entertainment and recreation related businesses, which include camps and amusement parks. Salisbury’s commercial real estate exposure as a percentage of the Bank’s total risk-based capital, which represents Tier 1 plus Tier 2 capital, was approximately 210% as of June 30, 2023 and 198% at December 31, 2022 compared to the regulatory monitoring guideline of 300%. Salisbury’s commercial loan exposure is mitigated by a variety of factors including the personal liquidity of the borrower, real estate and/or non-real estate collateral, U.S. Department of Agriculture or Small Business Administration (“SBA”) guarantees, loan payment deferrals and economic stimulus loans from the U.S. government as a result of the virus, and other factors.

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

(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Commercial & industrial
Risk rating
Pass	$12,115	$41,250	$40,502	$29,466	$15,974	$38,085	$30,691	$—	$208,083
Special mention	—	—	—	—	616	5,456	350	—	6,422
Substandard	—	300	—	—	10	—	557	—	867
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$12,115	$41,550	$40,502	$29,466	$16,600	$43,541	$31,598	$—	$215,372
Commercial real estate
Risk rating
Pass	$46,897	$150,311	$103,226	$66,452	$25,628	$121,807	$—	$—	514,321
Special mention	—	—	—	3,554	3,716	2,920	—	—	10,190
Substandard	—	—	—	—	—	853	—	—	853
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$46,897	$150,311	$103,226	$70,006	$29,344	$125,580	$—	$—	$525,364
Residential real estate
Risk rating
Pass	$30,996	$104,583	$114,161	$63,316	$26,509	$123,627	$170	$—	$463,362
Special mention	—	—	—	20	—	3,204	—	—	3,224
Substandard	—	—	662	—	—	1,214	—	—	1,876
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$30,996	$104,583	$114,823	$63,336	$26,509	$128,045	$170	$—	$468,462
Consumer
Risk rating
Pass	$952	$1,521	$955	$216	$380	$14,024	$22,292	$2,281	$42,621
Special mention	—	—	—	—	—	1	96	43	140
Substandard	—	45	—	—	—	2	70	13	130
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$952	$1,566	$955	$216	$380	$14,027	$22,458	$2,337	$42,891
Total loans	$90,960	$298,010	$259,506	$163,024	$72,833	$311,193	$54,226	$2,337	$1,252,089
Total Gross Charge-offs	$(48)	$(13)	$(4)	$—	$—	$(20)	$—	$—	$(85)
Total Recoveries	4	—	—	—	—	1	—	—	5
Total Net Charge-offs	$(44)	$(13)	$(4)	$—	$—	$(19)	$—	$—	$(80)

The composition of loans receivable by risk rating grade, under the incurred loss methodology is as follows:

(in thousands)	Pass	Special mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial & industrial	$232,259	$6,195	$1,543	$—	$—	$239,997
Commercial real estate	477,006	8,798	5,855	—	—	491,659
Residential real estate	444,778	2,995	1,879	—	—	449,652
Consumer	46,041	162	5	—	—	46,208
Loans receivable, gross	$1,200,084	$18,150	$9,282	$—	$—	$1,227,516

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

The following table presents the amortized cost basis of collateral-dependent non-accrual loans as of June 30, 2023. Commercial and industrial loans include loans to businesses, municipalities and independent schools. Commercial real estate includes construction, commercial, residential 5+ multi-family, farm and vacant land loans. Residential real estate includes residential 1-4 family and residential construction loans. Consumer includes HELOC, consumer, indirect auto loans and overdrafts.

	Collateral Type
(in thousands)	Real Estate	Business Assets	Total Collateral-Dependent Non-Accrual Loans
June 30, 2023
Commercial & industrial	$—	$—	$—
Commercial real estate	85	—	85
Residential real estate	839	—	839
Consumer	83	14	97
Total	$1,007	$14	$1,021

The following is a summary of loans by past due status at June 30, 2023:

		Past due
(in thousands)	Current	30-59 days	60-89 days	90 days or Greater Past Due	Total Past Due	Total Loans Outstanding	Loans Greater than 90 Days Past Due and Accruing
June 30, 2023
Commercial & industrial	$215,070	$—	$2	$300	$302	$215,372	$300
Commercial real estate	524,923	356	—	85	441	525,364	—
Residential real estate	468,286	111	65	—	176	468,462	—
Consumer	42,604	204	48	35	287	42,891	—
Total	$1,250,883	$671	$115	$420	$1,206	$1,252,089	$300

The following is a summary of the amortized cost basis of loans on non-accrual status.

	June 30, 2023			December 31, 2022
(in thousands)	Non-Accrual Loans with an Allowance	Non-Accrual Loans without an Allowance	Total Non-Accrual Loans	Total Non-Accrual Loans
Commercial & industrial	$—	$—	$—	$189
Commercial real estate	—	85	85	1,648
Residential real estate	—	839	839	820
Consumer	14	83	97	5
Total	$14	$1,007	$1,021	$2,662

		Past due

					180	30	Accruing
(in thousands)					days	days	90 days
		30-59	60-89	90-179	and	and	and	Non-
	Current	days	days	days	over	over	over	accrual
December 31, 2022
Commercial & industrial	$239,847	$149	$1	$—	$—	$150	$—	$189
Commercial real estate	491,574	—	—	85	—	85	—	1,648
Residential real estate	448,935	672	30	—	15	717	—	820
Consumer	45,677	442	84	5	—	531	—	5
Loans receivable, gross	$1,226,033	$1,263	$115	$90	$15	$1,483	$—	$2,662

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses as a result of the measurement methodologies used to estimate the allowance, a change in the allowance for credit losses is generally not recorded upon modification. In certain instances, Salisbury will modify a loan by providing multiple types of concessions. Typically, one type of concession, such as term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as an interest rate reduction, may be granted. Salisbury did not restructure any troubled debt in the second quarter of 2023 or 2022.

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

Allowance for Credit Losses for Loans

The ACL on loans at June 30, 2023, was $15.6 million, an increase of $0.7 million, or 4.8%, since December 31, 2022. The increase reflected the adoption of CECL, effective January 1, 2023, and the estimate of expected credit losses based on certain macro-economic factors, partially offset by the release of reserves associated with $8.2 million of shared national credit loans, which Salisbury sold in second quarter 2023. At June 30, 2023, the ACL on loans estimate used a reasonable and supportable forecast period of one year across all of its loan segments. At June 30, 2023, the reasonable and supportable forecast used to estimate the ACL on loans used the following loss drivers by loan segment: (i) Commercial & Industrial – National Gross Domestic Product (“GDP”) and National Unemployment; (ii) Commercial Real Estate - National GDP and National Unemployment; (iii) Residential Real Estate – National Housing Price Index and National Unemployment; (iv) Consumer - National Unemployment. National GDP and National Unemployment are sourced from the Federal Reserve Open Market Committee’s published forecast whereas the National Housing Price Index is sourced from the Federal National Mortgage Association’s published forecast. The Company's qualitative factors at June 30, 2023, included consideration of the level of uncertainty surrounding the impact of macro-economic factors such as interest rates, inflation, supply chain disruption, geo-political events as well as other factors. At June 30, 2023, the ACL estimate for loans used a reversion period of two years for each loan segment.

The net decrease in the ACL for the commercial & industrial loan segment was primarily driven by the release of reserves associate with the sale of shared national credit loans noted above as well as changes in current and forecasted economic conditions between reporting periods.

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

	Three months ended June 30, 2023
(in thousands)	Beginning balance	(Release) provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Commercial & industrial	$4,279	$(427)	$—	$—	$3,852
Commercial real estate	5,894	(29)	—	—	5,865
Residential real estate	5,226	15	—	—	5,241
Consumer	610	38	(50)	2	600
Totals	$16,009	$(403)	$(50)	$2	$15,558

	Six Months Ended June 30, 2023
(in thousands)	Beginning balance	Impact of Adopting ASC 326	Subtotal	Provision for Credit Losses	Charge-offs	Recoveries	Ending balance
Commercial & industrial	$1,921	$2,447	$4,368	$(516)	$—	$—	$3,852
Commercial real estate	8,425	(3,236)	5,189	676	—	—	5,865
Residential real estate	4,108	831	4,939	301	—	1	5,241
Consumer	392	229	621	60	(85)	4	600
Total allowance for credit losses	$14,846	$271	$15,117	$521	$(85)	$5	$15,558

	Three months ended June 30, 2022
(in thousands)	Beginning balance	Provision	Charge-offs	Recoveries	Ending balance
Commercial & industrial	$1,593	$367	$—	$—	$1,960
Commercial real estate	6,900	35	(39)	1	6,897
Residential real estate	3,253	598	(239)	—	3,612
Consumer	302	66	(39)	4	333
Unallocated	867	34	—	—	901
Totals	$12,915	$1,100	$(317)	$5	$13,703

	Six months ended June 30, 2022
(in thousands)	Beginning balance	Provision	Charge-offs	Recoveries	Ending balance
Commercial & industrial	$1,811	$194	$(46)	$1	$1,960
Commercial real estate	6,973	296	(373)	1	6,897
Residential real estate	3,020	851	(259)	—	3,612
Consumer	277	102	(56)	10	333
Unallocated	881	20	—	—	901
Totals	$12,962	$1,463	$(734)	$12	$13,703

The Bank’s allowance for credit losses on unfunded commitments is recognized as a liability (in other liabilities on consolidated balance sheet), with adjustments to the reserve recognized in the provision for credit losses in the consolidated income statement. The Bank’s activity in the allowance for credit losses on unfunded commitments for the three and six month periods ended June 30, 2023 and 2022 was as follows:

	Six months ended June 30, 2023	Three months ended June 30, 2023
Balance at the beginning of period	$178	$1,183
Impact of adopting ASC 326	913	—
Subtotal	1,091	1,083
Provision (release) for credit losses	82	(10)
Balance at the end of period June 30, 2023	$1,173	$1,173

	Six months ended June 30, 2022	Three months ended June 30, 2022
Balance at the beginning of period	$146	$183
Other expense – unfunded commitments	41	4
Balance at the end of period June 30, 2022	$187	$187

The composition of loans receivable and the allowance for credit losses is presented in the tables below. The loan categories for previously reported periods have been updated to conform to the current presentation.

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
June 30, 2023
Commercial & industrial	$215,372	$3,852	$—	$—	$215,372	$3,852
Commercial real estate	525,279	5,865	85	—	525,364	5,865
Residential real estate	467,623	5,241	839	—	468,462	5,241
Consumer	42,808	600	83	—	42,891	600
Totals	$1,251,082	$15,558	$1,007	$—	$1,252,089	$15,558

(in thousands)	Collectively evaluated		Individually evaluated		Total portfolio
	Loans	Allowance	Loans	Allowance	Loans	Allowance
December 31, 2022
Commercial & industrial	$239,808	$1,780	$189	$—	$239,997	$1,780
Commercial real estate	488,630	7,781	3,029	22	491,659	7,803
Residential real estate	447,543	3,805	2,109	—	449,652	3,805
Consumer	46,203	363	5	—	46,208	363
Unallocated allowance	—	1,095	—	—	—	1,095
Totals	$1,222,184	$14,824	$5,332	$22	$1,227,516	$14,846

Certain data with respect to loans individually evaluated for impairment is presented as follows as of and for the six months ended June 30, 2023. The loan categories for previously reported periods have been updated to conform to the current presentation.

	Loans with no specific allowance
	Loan balance			Income
	Book	Note	Average	Recognized
June 30, 2023
Commercial & industrial	$—	$—	$115	$1
Commercial real estate	85	85	867	44
Residential real estate	839	859	1,083	1
Consumer	83	84	54	1
Totals	$1,007	$1,028	$2,119	$47

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the six months ended June 30, 2022:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
June 30, 2022
Commercial & industrial	$73	$73	$115	$3	$2	$63	$60	$62	$1
Commercial real estate	584	584	633	23	15	2,488	3,059	2,999	24
Residential real estate	2,100	2,106	568	141	24	1,853	1,938	2,531	26
Consumer	—	—	—	—	—	—	—	15	—
Totals	$2,757	$2,763	$1,316	$167	$41	$4,404	$5,057	$5,607	$51

Certain data with respect to loans individually evaluated for impairment is as follows as of and for the twelve months ended December 31, 2022:

	Impaired loans with specific allowance					Impaired loans with no specific allowance
(in thousands)	Loan balance			Specific	Income	Loan balance			Income
	Book	Note	Average	allowance	recognized	Book	Note	Average	recognized
December 31, 2022
Commercial & industrial	$—	$—	$64	$—	$—	$189	$195	$88	$13
Commercial real estate	559	559	604	22	30	2,470	2,705	2,717	51
Residential real estate	—	—	306	—	—	2,109	2,169	2,192	55
Consumer	—	—	—	—	—	5	5	9	—
Totals	$559	$559	$974	$22	$30	$4,773	$5,074	$5,006	$119

NOTE 5 – LEASES

The Bank leases facilities and equipment with various expiration dates. The facilities leases have varying renewal options, generally require fixed annual rent, and provide that real estate taxes, insurance, and maintenance expenses are to be paid by Salisbury. On April 30, 2023, Salisbury closed its Red Oaks Mill, New York, branch and terminated the lease, which would have expired on July 31, 2023. The following table provides the assets and liabilities as of June 30, 2023 and December 31, 2022, as well as the costs of operating and financial leases, which are included in the Bank’s consolidated income statement for the six months ended June 30, 2023 and 2022.

(in thousands, except lease term and discount rate)	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Other assets	$1,125	$1,175
Finance	Bank premises and equipment [1]	3,745	3,856
Total Leased Assets		$4,870	$5,031
Liabilities
Operating	Other liabilities	$1,125	$1,175
Finance	Finance lease	4,189	4,262
Total lease liabilities		$5,314	$5,437
[1] Net of accumulated depreciation of $832 thousand and $720 thousand, respectively.

Lease cost	Classification	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023
Operating leases	Premises and equipment	$163	$86
Finance leases:
Amortization of leased assets	Premises and equipment	112	56
Interest on finance leases	Interest expense	79	39
Total lease cost		$354	$181

Lease cost	Classification	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022
Operating leases	Premises and equipment	$147	$73
Finance leases:
Amortization of leased assets	Premises and equipment	112	77
Interest on finance leases	Interest expense	82	41
Total lease cost		$341	$191

Weighted Average Remaining Lease Term	June 30, 2023	December 31, 2022
Operating leases	5.3 years	5.9 years
Financing leases	21.3 years	21.5 years
Weighted Average Discount Rate [1]
Operating leases	3.7%	3.63%
Financing leases	3.7%	3.74%
[1] Salisbury uses the applicable FHLBB Advance rate as the discount rate, as its leases do not provide an implicit rate.

The following is a schedule by years of the present value of the net minimum lease payments as of June 30, 2023.

Future minimum lease payments (in thousands)	Operating Leases	Finance Leases
2023	$125	$152
2024	270	314
2025	218	323
2026	213	334
2027	188	344
Thereafter	244	4,624
Total future minimum lease payments	1,258	6,091
Less amount representing interest	(133)	(1,902)
Total present value of net future minimum lease payments	$1,125	$4,189

NOTE 6 - MORTGAGE SERVICING RIGHTS

(in thousands)	June 30, 2023	December 31, 2022
Residential mortgage loans serviced for others	$127,766	$133,100
Fair value of mortgage servicing rights	1,344	1,376

Changes in mortgage servicing rights are as follows:

	Three months ended		Six months ended
Periods ended June 30, (in thousands)	2023	2022	2023	2022
Mortgage Servicing Rights
Balance, beginning of period	$604	$716	$630	$700
Originated	—	17	—	72
Amortization (1)	(25)	(39)	(51)	(78)
Balance, end of period	$579	$694	$579	$694
Valuation Allowance
Balance, beginning of period	—	—	—	—
Decrease in impairment reserve (1)	—	—	—	—
Balance, end of period	—	—	—	—
Mortgage servicing rights, net	$579	$694	$579	$694
(1)	Amortization expense and changes in the impairment reserve are recorded in mortgage banking activities, net.

NOTE 7 - PLEDGED ASSETS

The following securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, FHLBB advances and credit facilities available.

(in thousands)	June 30, 2023	December 31, 2022
Securities available-for-sale (at fair value)	$100,349	$74,303
Loans receivable (at book value)	373,245	380,787
Total pledged assets	$473,594	$455,090

At June 30, 2023, securities were pledged as follows: $92.84 million to secure public deposits and $7.50 million to secure repurchase agreements. Additionally, loans receivable were pledged to secure FHLBB advances and credit facilities.

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three months ended		Six months ended
Periods ended June 30, (in thousands, except per share data)	2023	2022	2023	2022
Net income	$3,405	$3,845	$6,423	$7,414
Less: Undistributed earnings allocated to participating securities	(51)	(73)	(101)	(134)
Net income allocated to common stock	$3,354	$3,772	$6,322	$7,280
Weighted-average common shares issued	5,807	5,776	5,803	5,755
Less: Unvested restricted stock awards	(86)	(110)	(91)	(104)
Weighted average common shares outstanding used to calculate basic earnings per common share	5,721	5,666	5,711	5,651
Add: Dilutive effect of stock options and restricted stock units	12	33	12	48
Weighted-average common shares outstanding used to calculate diluted earnings per common share	5,733	5,699	5,723	5,699
Earnings per common share (basic)	$0.59	$0.67	$1.11	$1.29
Earnings per common share (diluted)	$0.59	$0.66	$1.10	$1.28

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

The Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (FRB) and the FDIC, which implemented the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The required minimum regulatory capital ratios to which the Bank is subject, and the minimum ratios required for the Bank to be categorized as “well capitalized” under the prompt corrective action framework are noted in the table below. In addition, the regulations established a capital conservation buffer of 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Company and the Bank to pay discretionary bonuses and dividends. At June 30, 2023, the Bank exceeded the minimum requirement for the capital conservation buffer. As of June 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that categorization.

The Bank’s risk-weighted assets at June 30, 2023 and December 31, 2022 were $1,277.9 million and $1,256.6 million, respectively. Actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" for the Bank are as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Required Capital Conservation Buffer		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Capital (to risk-weighted assets)	$174,607	13.66%	$102,236	8.0%	$134,185	10.5%	$127,795	10.0%

Tier 1 Capital (to risk-weighted assets)	158,632	12.41	76,677	6.0	108,626	8.5	102,236	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	158,632	12.41	57,508	4.5	89,456	7.0	83,067	6.5

Tier 1 Capital (to average assets)	$158,632	10.15	$62,487	4.0	$62,487	4.0	$78,108	5.0
December 31, 2022
Total Capital (to risk-weighted assets)	$168,786	13.43%	$100,525	8.0%	$131,939	10.5%	$125,656	10.0%

Tier 1 Capital (to risk-weighted assets)	153,762	12.24	75,394	6.0	106,808	8.5	100,525	8.0

Common Equity Tier 1 Capital (to risk-weighted assets)	153,762	12.24	56,545	4.5	87,959	7.0	81,677	6.5

Tier 1 Capital (to average assets)	$153,762	9.99	$61,540	4.0	$61,540	4.0	$76,925	5.0

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

NOTE 10 – BENEFITS

401(k)

Salisbury offers a 401(k) Plan to eligible employees. Under the 401(k) Plan, eligible participants may contribute a percentage of their pay subject to IRS limitations. Salisbury may make discretionary contributions to the Plan. The Plan includes a safe harbor contribution of 3% for all qualifying employees. The Bank’s safe harbor contribution percentage is reviewed annually and, under provisions of the 401(k) Plan, is subject to change in the future. An additional discretionary match may also be made for all employees that meet the 401(k) Plan’s qualifying requirements for such a match. This discretionary matching percentage, if any, is also subject to review under the provisions of the 401(k) Plan. Both the safe harbor and additional discretionary match, if any, vest immediately. Salisbury’s 401(k) Plan expense was $285 thousand and $257 thousand, respectively, for the three-month periods ended June 30, 2023 and 2022, and $613 thousand and $551 thousand, respectively, for the six-month periods ended June 30, 2023 and 2022.

ESOP

Salisbury offers an ESOP to eligible employees. Under the Plan, Salisbury may make discretionary contributions to the Plan. Discretionary contributions vest in full upon six years and reflect the following schedule of qualified service: 20% after the second year, 20% per year thereafter, vesting at 100% after six full years of service. Salisbury’s ESOP expense was $66 thousand and $49 thousand, respectively, for the three-month periods ended June 30, 2023 and 2022, and $164 thousand and $84 thousand, respectively, for the six-month periods ended June 30, 2023 and 2022. On December 21, 2022, the Board of Directors of the Company adopted resolutions to terminate the Plan effective on the date immediately preceding the closing date of the pending merger with NBT (see Note 2). Upon termination, the employees participating in the Plan will become fully vested in the Company’s contributions to the Plan.

Other Retirement Plans

Split-Dollar Life Insurance

Salisbury adopted ASC 715-60, “Compensation - Retirement Benefits - Defined Benefit Plans - Other Postretirement" and recognized a liability for Salisbury’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The total liability for the arrangements included in other liabilities was $670 thousand and $702 thousand at June 30, 2023, and December 31, 2022, respectively. The Bank realized a credit of $24 thousand for the three months ended June 30, 2023 and recorded no expense for the three months ended June 30, 2022. The Bank realized a credit of $32 thousand and $8 thousand for the six months ended June 30, 2023 ended June 30, 2022, respectively.

Supplemental Retirement Agreement

The Bank assumed a Supplemental Retirement Plan Agreement with a former Chief Executive Officer of Riverside Bank that provides for supplemental post retirement payments for a fifteen-year period ending in 2025 as described in the agreement. The related liability was $186 thousand and $238 thousand at June 30, 2023 and 2022, respectively. The related expenses were immaterial for all periods presented.

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

The amended and restated Plan allows participant deferrals and provides greater flexibility in participant elections and investment options. The amended and restated Plan also provides additional distribution options, including distributions in the event of an unforeseeable emergency and on the occurrence of a specified date before separation from service, and allows a participant to elect for each year’s contributions the manner in which such distributions will be paid. Installment distributions can be made in monthly, quarterly or annual installments. Payment of benefits under the Plan, other than benefits payable as a result of base salary deferrals, are conditioned on the participant’s covenant to comply with non-compete, non-solicitation and non-disclosure provisions for a period of one year following the participant’s separation from service. The Bank has established a grantor trust to hold the assets of the Plan. Until distributed, the assets of the Plan are not legally owned by the participants. In first quarter 2023, the Bank awarded one (1) Executive with a discretionary contribution of $100 thousand to the plan. In first quarter 2022, the Bank awarded seven (7) Executives with discretionary contributions to the plan. Salisbury’s expense for this plan was $11 thousand and $47 thousand, respectively, for the three-month periods ended June 30, 2023 and 2022, and $156 thousand and $94 thousand, respectively, for the six-month periods ended June 30, 2023 and 2022. The increase in expense for the six-month period ended June 30, 2023 compared with the same period in 2022 primarily reflected Salisbury’s discretionary contribution of $100 thousand to one executive in first quarter 2023 consistent with the Plan.

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

NOTE 11 – LONG TERM INCENTIVE PLANS

Restricted stock

Restricted stock expense was $167 thousand and $243 thousand, respectively; for the three-month periods ended June 30, 2023 and 2022, and $350 thousand and $431 thousand, respectively, for the six-month periods ended June 30, 2023 and 2022. The second quarter of 2022 included an expense of $17 thousand for the accelerated vesting of restricted stock awards previously granted to certain Directors, who retired from Salisbury’s Board of Directors during the quarter. The tax benefit from restricted stock expense was $30 thousand and $44 thousand, respectively, for the three-month periods ended June 30, 2023 and 2022, and $63 thousand and $78 thousand, respectively; for the six-month periods ended June 30, 2023 and 2022.

Unrecognized compensation cost relating to the awards as of June 30, 2023 and 2022 totaled $0.8 million and $1.5 million, respectively. There were forfeitures of $15 thousand and $0 in the second quarter of June 30, 2023 and 2022, respectively. Year to date forfeitures were $15 thousand and $0 for 2023 and 2022, respectively.

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

No performance-based restricted stock units were awarded in 2023 and prior to 2019. The fair value of the awards granted under the RSU plan at the grant date was $394 thousand for those grants awarded in 2022. Compensation expense of $62 thousand and $96 thousand was recorded with respect to these RSUs for the three months ended June 2023 and 2022, and $103 thousand and $193 thousand for the six months ended June 30, 2023 and 2022, respectively. The shares noted above are contingently issuable only upon attainment of the minimum performance goal.

Short Term Incentive Plan (STIP)

Salisbury offers a short-term discretionary compensation plan to eligible employees on an annual basis. Under this incentive plan, Salisbury may reward employees with cash compensation if certain pre-determined Bank and individual performance goals have been achieved. The STIP expense, which is included in compensation expenses, totaled $258 thousand and $271 thousand for the three months ended June 30, 2023 and 2022, and year to date expenses of $574 thousand and $538 thousand for 2023 and 2022, respectively.

Options

Salisbury issued stock options in conjunction with its acquisition of Riverside Bank in 2014. In second quarter 2022, a former Riverside employee exercised 4,050 stock options and a former Riverside Bank executive exercised 7,020 stock options at $8.52 per share. All unexercised stock options issued in conjunction with the acquisition of Riverside Bank expired in January 2023.

NOTE 12 - CONTINGENT LIABILITIES

Contingent Liabilities

In July 2022, Salisbury management discovered that the Bank’s trust department terminated a trust account in May 2020 and distributed approximately $1.0 million that should have been retained in continuance of the trust account. In March 2023, Salisbury filed an amended complaint against the beneficiaries to recover the distributed proceeds and to reinstate the trust account. Management believes that Salisbury’s exposure could possibly range from approximately $0.0 million to $0.4 million depending upon the amount the beneficiaries contribute toward the reinstatement of the trust and potential insurance coverage.

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

•	Securities available-for-sale and mutual funds. Securities available-for-sale and mutual funds are recorded at fair value on a recurring basis. Level 1 securities include exchange-traded equity securities. Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes obligations of the U.S. Treasury and U.S. government-sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, SBA bonds, corporate bonds and certain preferred equities. Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.
•	Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell. Such collateral primarily consists of real estate and, to a lesser extent, other business assets. Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property. Internal valuations are utilized to determine the fair value of other business assets. Collateral dependent impaired loans are categorized as Level 3.
•	Other real estate owned acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans. Subsequently, it is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral. Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Assets measured at fair value are as follows:

	Fair Value Measurements Using			Assets at
(in thousands)	Level 1	Level 2	Level 3	fair
				value
June 30, 2023
Assets at fair value on a recurring basis
U.S. Treasury	$—	$17,245	$—	$17,245
U.S. Government Agency notes	—	25,516	—	25,516
Municipal bonds	—	43,662	—	43,662
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	58,069	—	58,069
Collateralized mortgage obligations:
U.S. Government agencies	—	20,825	—	20,825
Corporate bonds	803	11,357	—	12,160
Securities available-for-sale	$803	$176,674	$—	$177,477
Mutual funds	2,020	—	—	2,020

December 31, 2022
Assets at fair value on a recurring basis
U.S. Treasury	$—	$17,133	$—	$17,133
U.S. Government Agency notes	—	27,154	—	27,154
Municipal bonds	—	46,538	—	46,538
Mortgage-backed securities:
U.S. Government agencies and U.S. Government-sponsored enterprises	—	61,875	—	61,875
Collateralized mortgage obligations:
U.S. Government agencies	—	21,936	—	21,936
Corporate bonds	833	11,941	—	12,744
Securities available-for-sale	$833	$186,577	$—	$187,410
Mutual funds	1,933	—	—	1,933

At June 30, 2023 and December 31, 2022, Salisbury did not have any assets measured at fair value on a non-recurring basis.

Carrying values and estimated fair values of financial instruments are as follows:

(in thousands)	Carrying	Estimated	Fair value measurements using
	value	fair value	Level 1	Level 2	Level 3
June 30, 2023
Financial Assets
Cash and cash equivalents	$54,057	$54,057	$54,057	$—	$—
Securities available-for-sale, net	177,477	177,477	803	176,674	—
Mutual funds	2,020	2,020	2,020	—	—
Federal Home Loan Bank of Boston stock	1,488	1,488	—	1,488	—
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,237,511	1,180,881	—	—	1,180,881
Accrued interest receivable	6,546	6,546	—	6,546	—
Cash surrender value of life insurance policies	30,248	30,248	—	30,248	—
Financial Liabilities
Demand (non-interest-bearing)	$353,794	$353,794	$—	$353,794	$—
Demand (interest-bearing)	219,483	219,483	—	219,483	—
Money market	361,004	361,004	—	361,004	—
Savings and other	218,339	218,339	—	218,339	—
Certificates of deposit	207,330	206,311	—	206,311	—
Deposits	1,359,950	1,358,931	—	1,358,931	—
Repurchase agreements	7,492	7,492	—	7,492	—
FHLBB advances	20,000	20,000	—	20,000	—
Subordinated debt	24,559	20,257	—	20,257	—
Note payable	106	103	—	103	—
Finance lease obligation	4,189	3,357	—	—	3,357
Accrued interest payable	721	721	—	721	—

December 31, 2022
Financial Assets
Cash and cash equivalents	$50,539	$50,539	$50,539	$—	$—
Securities available-for-sale	187,410	187,410	833	186,577	—
Mutual fund	1,933	1,933	1,933	—	—
Federal Home Loan Bank of Boston stock	1,285	1,285	—	1,285	—
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,213,671	1,172,416	—	—	1,172,416
Accrued interest receivable	6,797	6,797	—	6,797	—
Cash surrender value of life insurance policies	30,379	30,379	—	30,379	—
Financial Liabilities
Demand (non-interest-bearing)	$395,994	$395,994	$—	$395,994	$—
Demand (interest-bearing)	231,486	231,486	—	231,486	—
Money market	343,965	343,965	—	343,965	—
Savings and other	233,578	233,578	—	233,578	—
Certificates of deposit	153,370	153,411	—	153,411	—
Deposits	1,358,393	1,358,434	—	1,358,434	—
Repurchase agreements	7,228	7,228	—	7,228	—
FHLBB advances	10,000	10,000	—	10,000	—
Subordinated debt	24,531	21,670	—	21,670	—
Note payable	128	125	—	125	—
Finance lease liability	4,262	3,546	—	—	3,546
Accrued interest payable	210	210	—	210	—

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions or are included in accrued interest and other liabilities.

NOTE 14 – SUBSEQUENT EVENTS

In July 2023, the Office of the Comptroller of the Currency and the Connecticut State Banking Department both approved the merger of Salisbury with and into NBT, and NBT received an application waiver from the Federal Reserve Bank of New York. The merger is expected to be consummated after the close of business on August 11, 2023, subject to the satisfaction of customary closing conditions. A weekend systems conversion will follow with locations of Salisbury Bank opening as NBT Bank offices beginning on August 14, 2023.

After second quarter 2023, Salisbury sold $57.3 million of securities in its AFS portfolio for a pre-tax loss of approximately $9.6 million in preparation for its pending merger with NBT Bancorp, which is scheduled to close on August 11, 2023. Salisbury intends to use the sales proceeds to primarily pay down and reduce borrowings prior to the merger. This loss did not result in a material change to Salisbury’s shareholders’ equity because these securities were recorded at fair value on the Bank’s consolidated balance sheet at June 30, 2023. The loss reduced Salisbury’s total capital ratio of 13.66% and tier one common equity ratio of 12.41% at June 30, 2023 by approximately 26 basis points and 29 basis points, respectively.  After adjusting for these losses, Salisbury remained well-capitalized according to regulatory guidelines.

Certain legal claims related to the pending merger with NBT were settled by Salisbury in the amount of $220,000 subsequent to June 30, 2023. Salisbury considered this amount to be immaterial to the results presented for the three and six month periods ended June 30, 2023.

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

The significant key assumptions used with the ACL calculation at June 30, 2023 using the CECL methodology, included:

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

As of June 30, 2023, the recorded ACL was $15.6 million and represented management’s best estimate. However, management may adjust its assumptions to account for differences between expected and actual losses from period to period. A future change of management’s assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in key CECL assumptions and asset quality and consider their impact on the Company's financial condition. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the “Provision and Allowance for Credit Losses” section of Management’s Discussion and Analysis.

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

As of June 30, 2023, the recorded ACL on off-balance sheet credit exposures of $1.2 million is recorded within accrued interest and other liabilities on Salisbury’s consolidated balance sheet. Increases (decreases) to the allowance are presented within provision (credit) for credit losses on the consolidated statements of income. The allowance at June 30, 2023, represented management’s best estimate, however, management may adjust various assumptions to account for differences between expected and actual losses from period to period. A future change to certain assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on off-balance sheet credit exposures is reviewed on a quarterly basis by the Company's Loan Committee, and subsequently ratified by the Company’s Board of Directors.

As of June 30, 2023, the Company had not identified indications of credit risk and did not carry any allowance for credit losses on its AFS portfolio, nor did it record any permanent impairments during three and six month periods ended June 30, 2023.

FINANCIAL CONDITION

Securities and Short-Term Funds

As of June 30, 2023, the market value of Salisbury’s available-for-sale (AFS) investment portfolio was $177.5 million or 11.4% of total assets compared with $187.4 million, or 12.2% of total assets at December 31, 2022. Cash and cash equivalents (non-time interest-bearing deposits with other banks, money market funds and federal funds sold) of $54.1 million at June 30, 2023 increased $3.5 million, or 7.0% from December 31, 2022.

Inception-to-date after-tax unrealized losses in Salisbury’s AFS portfolio were $20.0 million at June 30, 2023 compared with an after-tax unrealized losses of $20.7 million at December 31, 2022. These unrealized losses and gains are recorded in accumulated other comprehensive loss, net on Salisbury’s consolidated balance sheet. Salisbury evaluates securities for impairment when the fair value of a security is less than its amortized cost basis at the balance sheet date. As part of this process, Salisbury considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, Salisbury recognizes an impairment charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for impairment. Salisbury evaluates securities for strategic fit and may reduce its position in securities, although it is not more likely than not that Salisbury will be required to sell securities before recovery of their cost basis, which may be maturity. Management does not consider any of its securities to be impaired at June 30, 2023.

Loans

Gross loans receivable increased $24.6 million, or 2.3%, to $1.25 billion at June 30, 2023, compared with $1.21 billion at December 31, 2022. PPP loan balances declined from $0.3 million at December 31, 2022 to $0.2 million at June 30, 2023 due to the forgiveness of such loans by the SBA. During the six month period ended June 30, 2023, Salisbury originated $53.2 million of commercial loans, $29.8 million of residential loans and $1.7 million of consumer loans. This growth was mostly offset by amortization, loan payments and net refinancing activity of $51.9 million. In addition, Salisbury sold three shared national credit commercial loans, which aggregated $8.2 million, during the quarter. The allowance for credit losses increased by $0.7 million from December 2022 primarily due to the adoption of CECL and net loan growth during the period.

Asset Quality

During the first six months of 2023, overall asset quality remained strong. Non-performing assets decreased $1.4 million to $1.3 million, or 0.08% of assets at June 30, 2023, from $2.7 million, or 0.17% of assets at December 31, 2022. Salisbury has cooperative relationships with the vast majority of its non-performing loan customers. Substantially all non-performing loans are collateralized with real estate and the repayment of such loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. Salisbury pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, Salisbury will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

Past Due Loans

Loans past due 30 days or more decreased $0.3 million for the six months ended June 30, 2023 to $1.2 million, or 0.10% of gross loans receivable compared with $1.5 million, or 0.12% of gross loans receivable at December 31, 2022.

The components of loans past due 30 days or greater are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Past due 30-59 days	$671	$1,195
Past due 60-89 days	19	115
Past due 90-179 days	300	—
Past due 180 days and over	—	—
Accruing loans	990	1,310
Past due 30-59 days	—	68
Past due 60-89 days	96	—
Past due 90-179 days	27	90
Past due 180 days and over	93	15
Non-accrual loans	216	173
Total loans past due 30 days or greater	$1,206	$1,483

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

Deposits and Borrowings

Total deposits of $1.36 billion at June 30, 2023 increased $1.6 million, or 0.1%, from December 31, 2022 and increased $43.4 million, or 3.3%, from June 30, 2022. Salisbury accumulates deposits from a diverse customer base. At June 30, 2023, the composition of Salisbury’s deposit balances was as follows: retail: 42%; commercial: 39%; municipalities: 8%; brokered funds: 6%; Wealth Advisory: 5%; and educational institutions: 1%. At June 30, 2023, the balance of Salisbury’s deposits that were not insured by the FDIC and not collateralized by marketable securities owned by Salisbury was approximately $340 million, or 25%, of total deposits.

At June 30, 2023, Salisbury had outstanding brokered deposits balances of $80.1 million compared with balances of $45.0 million at December 31, 2022 and balances of $35.0 million at June 30, 2022. Brokered deposits are included in the certificates of deposit balances on Salisbury’s consolidated balance sheet. Management utilized brokered deposits to fund loan growth and as a source of liquidity. Excluding brokered funds, Salisbury’s deposits increased $40.0 million, or 3.2%, from first quarter 2023. Average total deposits were $1.4 billion for second quarter 2023 and first quarter 2023 compared with $1.3 billion for second quarter 2022. Average total deposits for second quarter 2023 included average brokered deposits of $75.0 million compared with $47.9 million for first quarter 2023 and $18.0 million for second quarter 2022.

Salisbury has access to various sources of liquidity, including the FHLBB and the Federal Reserve Bank. Salisbury had $20.0 million of outstanding advances from FHLBB at June 30, 2023 compared with $10.0 million at December 31, 2022 and $100.0 million at March 31, 2023, respectively. Salisbury’s excess borrowing capacity at FHLBB was approximately $218 million at June 30, 2023. Additionally, at June 30, 2023, Salisbury had approximately $76 million of eligible collateral that could be posted to the Federal Reserve to secure funds under the Bank Term Funding Program. Salisbury has not borrowed funds under this program.

The distribution of average total deposits by account type is as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Average Balance	Percent	Weighted-Average Interest Rate	Average Balance	Percent	Weighted-Average Interest Rate
Demand deposits	$370,057	27.82%	0.00%	$395,848	30.01%	0.00%
Interest-bearing checking accounts	219,722	16.52	0.25	231,970	17.59	0.18
Regular savings accounts	230,085	17.30	0.99	240,695	18.25	0.26
Money market savings	331,348	24.91	2.47	318,302	24.13	0.49
Certificates of deposit (CD’s)	178,954	13.45	2.99	132,192	10.02	0.84
Total deposits	$1,330,166	100.00%	1.23%	$1,319,007	100.00%	0.28%

The classification of certificates of deposit by interest rates is as follows:

Interest rates	June 30, 2023	December 31, 2022
Less than 1.00%	$42,275	$104,261
1.00% to 1.99%	6,439	11,739
2.00% to 2.99%	17,379	19,907
3.00% to 3.99%	29,749	17,463
4.00% to 4.99%	111,488	—
Total	$207,330	$153,370

The distribution of certificates of deposit by interest rate and maturity is as follows:

	At June 30, 2023
Interest rates	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
Less than 1.00%	$26,710	$8,354	$3,237	$3,974	$42,275	20.39%
1.00% to 1.99%	3,314	3,030	95	—	6,439	3.11%
2.00% to 2.99%	14,671	2,708	—	—	17,379	8.38%
3.00% to 3.99%	29,749	—	—	—	29,749	14.35%
4.00% to 4.99%	105,763	5,725	—	—	111,488	53.77%
Total	$180,207	$19,817	$3,332	$3,974	$207,330	100.00%

Scheduled maturities of time certificates of deposit in denominations of $100,000 or more are as follows:

June 30, 2023 (in thousands)	Within 3 months	3-6 months	6-12 months	Over 1 year	Total
Certificates of deposit $100,000 and over	$9,404	$70,896	$63,576	$13,608	$157,484

Salisbury had outstanding FHLBB advances of $20.0 million and $10.0 million at June 30, 2023 and December 31, 2022, respectively. Salisbury has an Irrevocable Letter of Credit Reimbursement Agreement with the FHLBB, whereby upon the Bank’s request, an irrevocable letter of credit is issued to secure municipal and certain other transactional deposit accounts.  These letters of credit are secured primarily by residential mortgage loans.  The amount of funds available from the FHLBB to the Bank is reduced by any letters of credit outstanding.  At June 30, 2022, $20.0 million of letters of credit were outstanding.

Liquidity

Salisbury manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. Salisbury's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and FHLBB advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. During second quarter 2023, Salisbury increased its utilization of brokered deposits by $26.9 million and reduced its borrowings from FHLBB by $80.0 million. At June 30, 2023, Salisbury’s outstanding borrowings and excess borrowing capacity at FHLBB were $20 million and $218 million, respectively. Salisbury maintains access to multiple sources of liquidity, including wholesale funding. An increase in funding costs could have an adverse impact on Salisbury’s net interest margin. If an extended economic shutdown causes depositors to withdraw their funds, Salisbury could become more dependent on more expensive sources of funding.

Salisbury manages its liquidity in accordance with a liquidity funding policy, and also maintains a contingency funding plan that provides for the prompt and comprehensive response to unexpected demands for liquidity. Management believes Salisbury’s funding sources will meet anticipated funding needs.

Operating activities for the six-month period ended June 30, 2023 provided net cash of $16.6 million. Investing activities utilized net cash of $22.8 million principally from $33.5 million of net loan originations and principal collections, and $0.2 for redemptions of FHLB stock, partly offset by proceeds of $6.2 million from calls and maturities of available-for-sale securities, proceeds of $4.0 million from the sale of available-for-sale-securities and $ 0.8 million from proceeds of life insurance. Financing activities provided net cash of $9.8 million principally due to an increase in time deposits of $54.0 million, net FHLB short term advances of $10.0 million and a $0.2 million increase in repurchase agreements partially offset by a decrease in deposit transaction accounts of $52.4 million, and the payment of common stock dividends of $1.9 million.

At June 30, 2023, Salisbury had outstanding commitments to fund new loan originations of $60.3 million and unused lines of credit of $254.8 million. Salisbury believes that these commitments can be met in the normal course of business. Salisbury believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2023 and 2022

OVERVIEW

Net income allocated to common shareholders was $3.4 million, or $0.59 per basic earnings per common share, for the second quarter ended June 30, 2023 (second quarter 2023), compared with $3.8 million, or $0.67 per basic common share, for the second quarter ended June 30, 2022 (second quarter 2022), and $3.0 million, or $0.52 per basic common share, for the first quarter ended March 31, 2023 (first quarter 2023).

Net Interest Income

Tax equivalent net interest income for the second quarter 2023 decreased $1.6 million, or 14.0%, versus second quarter 2022. Average earning assets increased $106.9 million, or 7.7%, versus second quarter 2022. Average total interest bearing liabilities increased $111.2 million, or 11.8%, versus second quarter 2022. Average loan balances for second quarter 2023 included an average PPP loan balance of $0.2 million, net of deferred fees, compared with $8.8 million in second quarter 2022. The tax equivalent net interest margin for the second quarter 2023 was 2.50% compared with 3.15% for the second quarter 2022. The decrease in net interest margin in second quarter 2023 primarily reflected an increase in average total interest bearing deposits of $79.4 million or 8.8%, an increase in FHLBB advances of $36.7 million with an average borrowing cost of 4.78%, and a reduction in short term fund balances of $6.8 million, or 12.5%, earning an average yield of 4.18%, partially offset by a $129.7 million, or 11.6%, increase in average loan balances earning an average yield of 4.38%.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest income and yields on average interest-earning assets and interest-bearing liabilities.

Three months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Loans (a)(d)	$1,241,813	$1,112,120	$13,709	$10,693	4.38%	3.81%
Securities (c)(d)	207,885	225,458	1,279	1,117	2.46	1.98
FHLBB stock	2,771	1,221	64	10	9.21	3.20
Short term funds (b)	47,733	54,553	498	98	4.18	0.73
Total interest-earning assets	1,500,202	1,393,352	15,550	11,918	4.12	3.40
Other assets	53,758	61,790
Total assets	$1,553,960	$1,455,142
Interest-bearing demand deposits	$215,746	$229,625	158	108	0.29	0.19
Money market accounts	342,555	299,870	2,786	156	3.26	0.21
Savings and other	228,031	236,728	727	97	1.28	0.16
Certificates of deposit	196,416	137,034	1,625	216	3.32	0.63
Total interest-bearing deposits	982,748	903,257	5,296	577	2.16	0.26
Repurchase agreements	5,101	10,216	25	4	1.98	0.15
Finance lease	5,354	5,283	40	41	2.96	3.09
Note payable	110	153	2	2	6.19	6.13
Subordinated Debt (net of issuance costs)	24,551	24,494	233	233	3.80	3.80
FHLBB advances	36,758	—	444	—	4.78	—
Total interest-bearing liabilities	1,054,622	943,403	6,040	857	2.29	0.36
Demand deposits	357,690	376,694
Other liabilities	8,268	6,258
Shareholders’ equity	133,380	128,787
Total liabilities & shareholders’ equity	$1,553,960	$1,455,142
Net interest income (d)			$9,510	$11,061
Spread on interest-bearing funds					1.85	3.03
Net interest margin (e)					2.50	3.15

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.
(d)	Includes tax exempt income benefit of $169,000 and $187,000, respectively, for 2023 and 2022 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2023 and 2022.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30, (in thousands)	2023 versus 2022
Change in interest due to	Volume	Rate	Net
Loans	$1,351	$1,665	$3,016
Securities	(99)	261	162
FHLBB stock	24	30	54
Short term funds	(42)	442	400
Interest-earning assets	1,234	2,398	3,632
Deposits	250	4,469	4,719
Repurchase agreements	(14)	35	21
Finance lease	1	(2)	(1)
Note payable	—	—	—
Subordinated Debt	—	—	—
FHLBB advances	224	220	444
Interest-bearing liabilities	460	4,722	5,183
Net change in net interest income	$774	$(2,324)	$(1,551)

Interest Income

Tax equivalent interest income increased $3.6 million, or 30.5%, to $15.6 million for second quarter 2023 as compared with $11.9 million in second quarter 2022. Loan income as compared to second quarter 2022 increased $3.0 million, or 28.2%, primarily due to a $129.7 million, or 11.7%, increase in average loan balances and a 57 basis point increase in the average loan yield. Tax equivalent securities income increased $162 thousand, or 14.5%, for second quarter 2023 as compared with second quarter 2022, primarily due to a 48 basis point increase in average yield, partly offset by a $17.6 million, or 7.8%, decrease in average balance. Income on short-term funds as compared to second quarter 2022 increased $400 thousand, or 408.1%, primarily due to a 345 basis point increase in the average short-term funds yield, partly offset by a $6.8 million, or 12.5%, decrease in the average balance.

Interest Expense

Interest expense increased $5.2 million, or 604.7%, to $6.0 million for second quarter 2023 as compared with $0.9 million in second quarter 2022. Interest on deposit accounts increased $4.7 million or 817.9% from second quarter 2022. Interest expense on FHLBB advances increased $444 thousand from zero in the second quarter of 2022.

Provision and Allowance for Credit Losses

During second quarter 2023, the allowance for credit losses on loans decreased by $0.5 million compared with an increase of $1.2 million for first quarter 2023 and an increase of $0.8 million for second quarter 2022. The decline in second quarter 2023 primarily reflected a release of reserves associated with the sale of $8.2 million of shared national credit loans during the quarter and an improvement in the forecast of certain macro-economic factors, which underpin the Bank’s CECL model. This benefit was partially offset by an increase in reserves for loans originated during the quarter. Net loan charge-offs were $47 thousand for second quarter 2023, $32 thousand first quarter 2023 and $312 thousand for second quarter 2022.

(in thousands)	June 30, 2023	June 30, 2022
At or For the Three Months Ended	(CECL)	(Incurred Loss)
ACL on loans, beginning of period	$16,009	$12,915
Provision for credit losses	(403)	1,100
Charge-offs:
Commercial & industrial	—	—
Commercial real estate	—	(39)
Residential real estate	—	(239)
Consumer	(50)	(39)
Total loan charge-offs	(50)	(317)
Recoveries:
Commercial & industrial	—	—
Commercial real estate	—	1
Residential real estate	—	—
Consumer	2	4
Total loan recoveries	2	5
Net charge-offs	$(48)	$(312)
ACL on loans, end of the period	$15,558	$13,703
ACL on unfunded commitments, beginning of period	$1,183	$183
Impact of CECL adoption	—	—
Provision for credit losses	(10)	4
ACL on unfunded commitments, end of period	$1,173	$187
Components of ACL:
ACL on loans	$15,558	$13,703
ACL on unfunded commitments	1,173	187
ACL, end of period	$16,731	$13,890
Net charge-offs to average loans
Provision for credit losses on loans to average loans	n/a	0.03%
ACL on loans to total loans	1.24%	1.19%

As a result of these factors, reserve coverage, as measured by the ratio of the allowance for credit losses to gross loans, excluding PPP loans, was 1.24% for the second quarter 2023, versus 1.28% for the first quarter 2023 and 1.20% for the second quarter 2022. Similarly, reserve coverage, as measured by the ratio of the allowance for credit losses to non-performing loans was 1,178% for first quarter of 2023, versus 714% for first quarter of 2022 and 324% for second quarter of 2022.

The following table details the principal categories of credit quality ratios:

Three months ended June 30,	2023	2022
Net charge-offs (recoveries) to average loans receivable, gross	0.00%	0.03%
Non-performing loans to loans receivable, gross	0.11	0.37
Accruing loans past due 30-89 days to loans receivable, gross	0.11	0.09
Allowance for credit losses to loans receivable, gross	1.24	1.19
Allowance for credit losses to non-performing loans	1,177.77	324.03
Non-performing assets to total assets	0.08	0.28

Non-performing loans (non-accrual loans plus accruing loans past-due 90 days or more) were $1.3 million, or 0.11% of gross loans receivable at June 30, 2023 as compared to $2.7 million, or 0.22% at December 31, 2022 and $4.2 million, or 0.37%, at June 30, 2022. Accruing loans past due 30-89 days were $0.7 million, or 0.06% of gross loans receivable at June 30, 2023 compared with $1.3 million, or 0.11% of gross loans receivable at December 31, 2022 and $1.0 million, or 0.09% of gross loans receivable, at June 30, 2022. See “Financial Condition – Asset Quality” above for further discussion and analysis.

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

At June 30, 2023, the reasonable and supportable forecast used to estimate the ACL on loans used the following loss drivers by loan segment: (i) Commercial & Industrial – National Gross Domestic Product (“GDP”) and National Unemployment; (ii) Commercial Real Estate - National GDP and National Unemployment; (iii) Residential Real Estate – National Housing Price Index and National Unemployment; (iv) Consumer - National Unemployment. National GDP and National Unemployment are sourced from the Federal Reserve Open Market Committee’s published forecast whereas the National Housing Price Index is sourced from the Federal National Mortgage Association’s published forecast. The Company's qualitative factors at June 30, 2023, included consideration of the level of uncertainty surrounding the impact of macro-economic factors such as interest rates, inflation, supply chain disruption, geo-political events as well as other factors. At June 30, 2023, the ACL estimate for loans used a reversion period of two years for each loan segment.

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

Determining the adequacy of the allowance and reserves at any given period is difficult, particularly during deteriorating or uncertain economic periods, and management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of credit exposure related to loans is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise, requiring increased provisions and reserves. In management's judgment, Salisbury remains adequately reserved both against total loans and non-performing loans at June 30, 2023.

Non-Interest Income

The following table details the principal categories of non-interest income.

Three months ended June 30, (dollars in thousands)	2023	2022	2023 vs. 2022
Trust and wealth advisory	$1,330	$1,293	$37	2.9%
Service charges and fees	1,251	1,723	(472)	(27.4)
Mortgage banking activities, net	(151)	77	(228)	n/a
(Losses) gains on mutual fund	(14)	(30)	16	(53.3)
(Losses) gains on securities, net	(15)	(45)	30	(66.7)
Bank-owned life insurance (“BOLI”) income	196	163	33	20.2
Gain on bank-owned life insurance	311	89	222	249.4
Other	26	27	(1)	(3.7)
Total non-interest income	$2,934	$3,297	$(363)	11.0%

Non-interest income decreased $363 thousand, or 11.0% in the second quarter 2023 versus second quarter 2022. Trust and wealth advisory revenues increased $37 thousand versus second quarter 2022 primarily due to higher asset management fees. Assets under administration were $1.4 billion at June 30, 2023 compared with $1.3 billion at March 31, 2023 and $1.3 billion at June 30, 2022. Discretionary assets under administration of $638.1 million at June 30, 2023 increased from $588.4 million at March 31, 2023 and $546.5 million at June 30, 2022. Non-discretionary assets under administration of $711.7 million decreased from $712.7 million at first quarter 2023 and $714.7 million in second quarter 2022. The variance from the comparative periods primarily reflected changes in the valuation of certain partnership assets for an existing client relationship. The wealth advisory business records only a nominal annual fee on this relationship.

Service charges and fees decreased $472 thousand versus second quarter 2022 primarily due to non-recurring loan prepayment fees of $425 thousand during second quarter 2022 as well as lower lending fees, partially offset by higher deposit and other fees. Second quarter 2023 income from mortgage sales and servicing decreased $19 thousand due to lower sales volume. Salisbury did not sell any residential loans to FHLBB during second quarter 2023 compared with sales of $2.0 million for second quarter 2022. Mortgage banking activities, net for second quarter 2023 also included a pre-tax loss of $209 thousand on the sale of $8.2 million of shared national credit commercial loans. BOLI income for second quarter 2023 included a non-taxable gain of $311 thousand related to proceeds receivable due to the death of a former covered employee.

Non-Interest Expense

The following table details the principal categories of non-interest expense.

Three months ended June 30, (dollars in thousands)	2023	2022	2023 vs. 2022
Salaries	3,625	$3,657	$(32)	(0.9%)
Employee benefits	1,232	1,288	(56)	(4.3)
Premises and equipment	1,078	973	105	10.8
Information processing and services	949	702	247	35.2
Professional fees	850	821	29	3.5
Collections, OREO, and loan related	29	116	(87)	(75.0)
FDIC insurance	248	122	126	103.3
Marketing and community support	187	262	(75)	(28.6)
Amortization of intangibles	34	50	(16)	(32.0)
Other	544	541	3	0.6
Total non-interest expense	8,776	$8,532	$244	2.9%

Non-interest expense for second quarter 2023 increased $244 thousand versus second quarter 2022. Total compensation expense decreased $88 thousand versus the second quarter 2022. The decrease from the comparative quarter primarily reflected lower production and incentive accruals as well as lower benefits expense, partially offset by higher deferred compensation costs. Premises and equipment expense increased $105 thousand versus second quarter 2022 primarily due to higher building and software maintenance expense. Information processing and services expense increased $247 thousand versus second quarter 2022 primarily due to higher ATM network processing fees, core data processing and merger-related expenses. Professional fees increased $29 thousand versus second quarter 2022 primarily due to higher legal expenses, external audit and investment management fees, partially offset by lower consulting and internal audit fees. Collections, OREO and loan related expense decreased $87 thousand primarily on lower appraisal expense. Marketing and community support expense decreased $75 thousand versus second quarter 2022 due to the timing of events.

Non-interest expense for second quarter 2023 included costs of $393 thousand associated with the pending NBT merger compared with $385 thousand in first quarter 2023.

Income Taxes

The effective income tax rates for second quarter 2023 and second quarter 2022 were 12.7% and 15.3%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax-exempt income. The tax provision for second quarter 2023 included a non-recurring credit of $163 thousand to adjust the Bank’s tax liability at quarter-end. The lower tax rate in second quarter 2023 also reflected the non-taxable BOLI proceeds receivable noted above.

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

For the six-month periods ended June 30, 2023 and 2022

Overview

Net income allocated to common shareholders was $6.3 million, or $1.11 basic earnings per common share, for the six-month period ended June 30, 2023 (six-month period 2023), compared with $7.3 million, or $1.29 basic earnings per common share, for the six-month period ended June 30, 2022 (six month period 2022). The reduction in net income allocated to common shareholders for the six-month period in 2023 primarily reflected a decline in net interest and dividend income and non-interest income, which were partly offset by a lower provision for credit losses and higher non-interest expense. The six-month period ended June 30, 2023 included costs of approximately $778 thousand associated with the pending merger with NBT Bancorp and a non-taxable gain of $311 thousand related to proceeds receivable from a bank-owned life insurance policy (“BOLI”) due to the death of a former covered employee.

Net Interest Income

Tax equivalent net interest income for the six-month period 2023 of $20.8 million decreased $0.7 million, or 3.33%, versus the six-month period 2022. Average earning assets of $1.5 billion at June 30, 2023 increased $94.7 million, or 6.8%, versus the six-month period 2022. Average total interest bearing deposits of $1.0 million increased $91.0 million, or 9.6%, versus the six-month period 2022. The net interest margin of 2.75% decreased 30 basis points compared with the six-month period 2022.

The following table sets forth the components of Salisbury's fully tax-equivalent (“FTE”) net interest and dividend income and yields on average interest-earning assets and interest-bearing liabilities.

Six months ended June 30,	Average Balance		Income / Expense		Average Yield / Rate
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Loans (a)(d)	$1,239,309	$1,095,955	$27,075	$20,971	4.34%	3.80%
Securities (c)(d)	211,048	216,847	2,632	2,079	2.49	1.92
FHLBB stock	3,101	1,327	83	17	5.40	2.58
Short term funds (b)	44,231	88,813	872	146	3.97	0.33
Total earning assets	1,497,689	1,402,942	30,662	23,213	4.07	3.29
Other assets	54,386	68,256
Total assets	$1,552,075	$1,471,198
Interest-bearing demand deposits	$219,722	$231,037	277	207	0.25	0.18
Money market accounts	331,348	310,475	4,056	283	2.47	0.18
Savings and other	230,085	234,920	1,129	160	0.99	0.14
Certificates of deposit	178,954	134,063	2,652	405	2.99	0.61
Total interest-bearing deposits	960,109	910,495	8,114	1,055	1.70	0.23
Repurchase agreements	4,533	8,689	41	6	1.84	0.15
Finance lease	5,376	5,190	79	82	2.96	3.16
Note payable	115	158	4	5	6.19	6.13
Subordinated Debt (net of issuance costs)	24,545	24,488	466	466	3.80	3.81
FHLBB advances	46,851	1,479	1,131	55	4.80	7.46
Total interest-bearing liabilities	1,041,529	950,499	9,835	1,669	1.90	0.35
Demand deposits	370,057	381,731
Other liabilities	8,366	6,675
Shareholders’ equity	132,123	132,293
Total liabilities & shareholders’ equity	$1,552,075	$1,471,198
Net interest income (d)			$20,827	$21,544
Spread on interest-bearing funds					2.20	2.94
Net interest margin (e)					2.75	3.05

(a)	Includes non-accrual loans.
(b)	Includes interest-bearing deposits in other banks and federal funds sold.
(c)	Average balances of securities are based on cost.

(d)	Includes tax exempt income benefit of $357,000 and $364,000, respectively for 2023 and 2022 on tax-exempt securities and loans whose income and yields are calculated on a tax-equivalent basis. The income benefit reflected the U.S. federal statutory tax rate of 21.0% for 2023 and 2022.
(e)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30, (in thousands)	2023 versus 2022
Change in interest due to	Volume	Rate	Net
Loans	$(201)	$6,305	$6,104
Securities	(667)	1,220	553
FHLBB stock	4	62	66
Short term funds	(1,695)	2,421	726
Interest-earning assets	(2,559)	10,008	7,449
Deposits	(6,690)	13,749	7,059
Repurchase agreements	(77)	112	35
Finance lease	8	(11)	(3)
Note payable	(1)	—	(1)
Subordinated Debt	2	(2)	—
FHLBB advances	1,719	(643)	1,076
Interest-bearing liabilities	(5,039)	13,205	8,166
Net change in net interest income	$2,480	$(3,197)	$(717)

Interest Income

Tax equivalent interest income of $30.7 million for the six-month period ended June 30, 2023 increased $7.4 million, or 32.1%, from $23.2 million for the six-month period ended June 30, 2022. Loan income, as compared to the six months of 2022, increased $6.1 million, or 29.1%, primarily due to a $143.3 million, or 13.1%, increase in average loan balances and a 54 basis point increase in the average yield. Tax equivalent securities income increased $553 thousand, or 26.6%, for the six-month period 2023 as compared with the six-month period 2022, primarily due to a 57 basis point increase in average yield, which was partly offset by a $5.8 million, or 2.6%, decrease in average balances. Income on short-term funds as compared to six-month period 2023 increased $726 thousand, or 497.3%, primarily due to a 364 basis point increase in the average short-term funds yields, partly offset by a $44.6 million, or 50.2%, decrease in average balances.

Interest Expense

Interest expense increased $8.2 million, or 489.3%, to $9.8 million for the six-month period 2023 compared with $1.7 million for the six-month period 2022. Interest on deposit accounts increased $7.1 million, or 669.1%, as a result of an increase in the average total deposit balance of $49.6 million, or 5.4%, and a 147 basis point increase in the average deposit rate compared with the six-month period 2022. Interest expense on FHLBB advances for the six-month period 2023 increased $1.0 million, or 1,956.4% as compared with the six-month period 2022 due to an increase in the average balance of $45.4 million, or 3,067.7%, partly offset by a 266 basis point decline in the average borrowing rate.

Provision and Allowance for Credit Losses

A provision of $0.5 million was recorded for the six-month period ended June 30, 2023 compared to a provision of $1.5 million for the six-month period ended June 30, 2022. Net loan charge-offs were $80 thousand and $722 thousand for the respective periods. The provision expense for six-month period of 2023 reflected the Bank’s adoption of CECL in January 2023 as well as loan growth during the period, partially offset by the release of reserves associated with the sale of $8.2 million of shared national credit loans in second quarter 2023 and adjustments to the forecast of certain macroeconomic factors, which underpin the Bank’s CECL model.

(in thousands)	June 30, 2023	June 30, 2022
At or For the Six Months Ended	(CECL)	(Incurred Loss)
ACL on loans, beginning of period	$14,846	$12,962
Impact of CECL adoption	271	—
Provision for credit losses	521	1,463
Charge-offs:
Commercial & industrial	—	(46)
Commercial real estate	—	(373)
Residential real estate	—	(259)
Consumer	(85)	(56)
Total loan charge-offs	(85)	(734)
Recoveries:
Commercial & industrial	—	1
Commercial real estate	—	1
Residential real estate	1	—
Consumer	4	10
Total loan recoveries	5	12
Net charge-offs	$(80)	$(722)
ACL on loans, end of the period	$15,558	$13,703
ACL on unfunded commitments, beginning of period	$178	$146
Impact of CECL adoption	913	—
Provision for credit losses	82	41
ACL on unfunded commitments, end of period	$1,173	$187
Components of ACL:
ACL on loans	$15,558	$13,703
ACL on unfunded commitments	1,173	187
ACL, end of period	$16,731	$13,890
Net charge-offs to average loans
Provision for credit losses on loans to average loans	0.04%	0.03%
ACL on loans to total loans	1.24%	1.19%

Non-interest income

The following table details the principal categories of non-interest income.

Six months ended June 30, (dollars in thousands)	2023	2022	2023 vs. 2022
Trust and wealth advisory	$2,483	$2,533	$(50)	(2.0%)
Service charges and fees	2,485	2,861	(376)	(13.1)
Mortgage banking activities, net	(92)	432	(524)	(121.3)
Gains (losses) on mutual fund	5	(72)	77	(106.9)
(Losses) gains on securities, net	(15)	165	(180)	(109.1)
Bank-owned life insurance (“BOLI”) income	388	325	63	19.4
Gain on bank-owned life insurance	311	89	222	249.4
Other	60	57	3	5.3
Total non-interest income	$5,625	$6,390	$(765)	(0.12%)

Non-interest income for the six-month period ended June 30, 2023 decreased $765 thousand versus the same period in 2022. Trust and wealth advisory revenues decreased $50 thousand mainly due to lower asset management fees, partially offset by higher estate planning fees. Service charges and fees decreased $376 thousand during the six-month period ended June 30, 2023. The decrease primarily reflected loan prepayment fees recorded in second quarter 2022, which were partially offset by higher deposit fees in the six month period ended June 30, 2023. Mortgage banking activities, net decreased $524 thousand versus the same period in 2022. Income from sales of mortgage loans decreased $76 thousand due to a lower volume of sales of fixed rate residential mortgage loans to FHLB Boston. Salisbury did not sell any residential loans to FHLBB during 2023 compared with sales of $7.5 million for the six-month period ended June 30, 2022. Mortgage banking activities, net for the six-month period ended June 30, 2023 also included a pre-tax loss of $209 thousand on the sale of $8.2 million of shared national credit commercial loans compared with a gain on the sale of loans of $239 thousand in the six month period ended June 30, 2022. The six-month periods ended June 30, 2023 and 2022 also included mortgage servicing amortization of $50 thousand and $78 thousand, respectively. BOLI income for the six-month periods ended June 30, 2023 and June 30, 2022 included a non-taxable gains of $311 thousand and $89 thousand, respectively, related to proceeds receivable due to the death of former covered employees.

Non-interest expense

The following table details the principal categories of non-interest expense.

Six months ended June 30, (dollars in thousands)	2023	2022	2023 vs. 2022
Salaries	$7,346	$7,135	$211	3.0%
Employee benefits	2,700	2,565	135	5.3
Premises and equipment	2,183	2,086	97	4.7
Loss on write-down and sale of assets	158	—	158	n/a
Information processing and services	1,781	1,387	394	28.4
Professional fees	1,795	1,609	186	11.6
Collections, OREO, and loan related	100	232	(132)	(56.9)
FDIC insurance	346	293	53	18.1
Marketing and community support	314	447	(133)	(29.8)
Amortization of intangibles	73	104	(31)	(29.8)
Other	1,106	1,328	(222)	(16.7)
Non-interest expense	$17,902	$17,186	$716	4.2%

Non-interest expense for the six-month period ended June 30, 2023 increased $716 thousand versus the same period in 2022. Salaries increased $211 thousand due to higher base salary expense and higher incentive accruals as well as lower deferred compensation expense. Benefits increased $135 thousand primarily due to higher medical insurance costs, ESOP and 401k expense. Premises and equipment increased $97 thousand primarily due to higher building maintenance, lease expense, taxes and software maintenance. Non-interest expense also included a non-recurring charge of $158 thousand to write off fixed assets in the Red Oaks Mill, New York branch, which Salisbury closed on April 30, 2023. Information processing and services increased $394 thousand mainly due to higher core data processing costs, website and ATM and debit card network fees. Professional fees increased $186 thousand versus the six-month period 2022 primarily due to higher audit and legal fees. Collections, OREO and loan related expense decreased $132 thousand primarily on lower appraisal, litigation costs and mortgage taxes. Marketing and community support decreased $133 thousand versus second quarter 2022. Other expenses decreased $222 thousand primarily due to two isolated instances of debit card or check cashing net fraud-related losses aggregating $200 thousand incurred in 2022.

Non-interest expense for the six month period ended June 30, 2023 included costs of $778 thousand associated with the pending NBT merger.

Income taxes

The effective income tax rates for the six-month periods ended June 30, 2023 and June 30, 2022 were 16.3% and 16.9%, respectively. Generally, fluctuations in the effective tax rate result from changes in the mix of taxable and tax-exempt income. The tax provision for the six-month period of 2023 included a non-recurring credit of $163 thousand to adjust the Bank’s tax liability at quarter-end. The lower tax rate in 2023 also reflected the BOLI proceeds receivable noted above.

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

CAPITAL RESOURCES

Shareholders’ Equity

Shareholders’ equity increased $0.7 million in second quarter to $133.1 million at June 30, 2023 as net income of $3.4 million and other activity of $0.2 million, were partially offset by unrealized losses, net of taxes, in the available-for-sale securities (“AFS”) portfolio of $2.0 million and common stock dividends paid of $0.9 million. The unrealized losses, net of taxes, in the AFS portfolio were $20.0 million at June 30, 2023. Book value per common share of $22.91 at June 30, 2023 increased $0.12 from first quarter 2023 and increased $0.90 from second quarter 2022. Tangible book value per common share of $20.51 at June 30, 2023 increased $0.13 from first quarter 2023 and increased $0.94 from second quarter 2022. At June 30, 2023 and December 31, 2022, the ratio of Salisbury’s tangible common shareholders’ equity, which included the after-tax unrealized losses on available-for-sale securities, to tangible total assets were as follows:

	June 30, 2023	December 31, 2022
Common shareholders’ equity	$133,065	$128,355
Less: Goodwill	(13,815)	(13,815)
Less: Intangible assets	(154)	(227)
Tangible common shareholders’ equity	$119,096	$114,313

Total assets	$1,558,336	$1,541,582
Less: Goodwill	(13,815)	(13,815)
Less: Intangible assets	(154)	(227)
Tangible total assets	$1,544,367	$1,527,540
Tangible common shareholders’ equity to tangible total assets	7.71%	7.48%

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

	June 30, 2023	December 31, 2022
Total Capital (to risk-weighted assets)	13.66%	13.43%
Tier 1 Capital (to risk-weighted assets)	12.41	12.24
Common Equity Tier 1 Capital (to risk-weighted assets)	12.41	12.24
Tier 1 Capital (to average assets)	10.15	9.99

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

As of June 30, 2023, the Company and the Bank met each of their capital requirements and the most recent notification from the FDIC categorized the Bank as “well-capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Dividends

Salisbury paid $1.9 million in common stock dividends during the six-month period ended June 30, 2023. Due to the pending merger with NBT, Salisbury will not pay a cash dividend to shareholders in August 2023. However, it is anticipated that Salisbury shareholders will receive a quarterly cash dividend, which will be paid by NBT on September 15, 2023 to shareholders of record as of September 1, 2023.

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

The ALCO manages interest rate risk using income simulation to measure interest rate risk inherent in Salisbury’s financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon. In management’s June 30, 2023 analysis, the simulations incorporate static growth assumptions over the simulation horizons for regulatory compliance and interest rate risk measurement purposes. In the dynamic growth scenarios, allowances are made for loan, deposit and security product mix shifts in selected interest rate scenarios, such as movements between lower rate savings and money market deposit accounts and higher rate time deposits, and changes in the reinvestment of loan and securities cash flows. Additionally, the simulations take into account the specific re-pricing, maturity and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.

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

ALCO uses four interest rate scenarios to evaluate interest risk exposure and may vary these interest rate scenarios to show the effect of steepening or flattening changes in yield curves as well as parallel changes in interest rates. At June 30, 2023, ALCO used the following interest rate scenarios: (1) unchanged interest rates; (2) immediately rising interest rates – immediate parallel upward shift in market interest rates of 400 basis points across the yield curve; (3) immediately falling interest rates – immediate parallel downward shift in market interest rates of 400 basis points across the yield curve; and (4) gradual and non-parallel changes in interest rates – the yield curve is assumed to remain stable through the second half of 2023 before declining in mid-to-late 2024. The Federal Funds rates increases to 5.75% by September 2023 and remains flat until a projected 0.25% rate cut in June 2024 and several additional rate cuts throughout the year before hitting 3.25% in December 2024. Through the remaining six months of 2023, the two year and five year treasury increase by 0.10% and 0.05%, respectively. The 10 year treasury declines by 0.02% during the same period. In 2024, the two year, five year, and 10 year treasury decline by 1.69%, 0.95%, and 0.47%, respectively. Simulations do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

As of June 30, 2023, net interest income simulations indicated that Salisbury’s exposure to changing interest rates over the simulation horizons remained within its tolerance levels.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for changes in market interest rates using Salisbury’s financial instruments as of June 30, 2023.

As of June 30, 2023	Months 1-12	Months 13-24
Immediately rising interest rates + 200bp (static growth assumptions)	(6.00%)	(1.80%)
Immediately rising interest rates + 100bp (static growth assumptions)	(2.90)	(0.80)
Immediately falling interest rates - 100bp (static growth assumptions)	(1.00)	(4.00)
Immediately falling interest rates - 200bp (static growth assumptions)	(3.30)	(10.40)

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

The following table summarizes the potential change in market value of available-for-sale debt securities resulting from immediate parallel rate shifts:

As of June 30, 2023 (in thousands)	Rates up 100bp	Rates up 200bp
U.S. Treasury	$(610)	$(1,189)
U.S. Government agency notes	(878)	(1,583)
Municipal bonds	(3,059)	(5,899)
Mortgage backed securities
U.S. Government agencies and U.S. Government- sponsored enterprises	(2,749)	(5,337)
Collateralized mortgage obligations
U.S. Government agencies	(1,348)	(2,655)
Corporate bonds	(351)	(689)
Total available-for-sale debt securities	$(8,995)	$(17,352)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Salisbury’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Salisbury’s disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of June 30, 2023.

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

Changes in Internal Controls

In addition, based on an evaluation of its internal controls over financial reporting, no change in Salisbury’s internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, Salisbury’s internal control over financial reporting.

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

SALISBURY BANCORP, INC.

August 9, 2023	By:	/s/ Richard J. Cantele, Jr.
Richard J. Cantele, Jr.,
President and Chief Executive Officer

August 9, 2023	By:	/s/ Peter Albero
Peter Albero,
Executive Vice President and Chief Financial Officer

